Form 10-Q
period 1996-03-31
HOMECORP INC
filed 1996-05-15
CIK 857667

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549



                                   FORM 10-Q

(Mark One)

(  x  )  Quarterly Report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the Period Ended MARCH 31, 1996.

(     )  Transition Report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the Transition Period from ______ to ______.


COMMISSION FILE NUMBER:  0-18284
                         -------


                                 HOMECORP, INC.
- - --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


           DELAWARE                                             36-3680814
- - -------------------------------                            ---------------------
(State of Other Jurisdiction of                               I.R.S. Employer
 Incorporation or Organization)                            Identification Number


          1107 EAST STATE STREET, ROCKFORD, IL            61104-2259
- - --------------------------------------------------------------------------------
        (Address of Principal Executive Offices)          (ZIP Code)

                                  815-987-2200
- - --------------------------------------------------------------------------------
                (Issuer's Telephone Number, including Area Code)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                          Yes     x                No
                                 ---                  ---

As of MARCH 31, 1996 there were 1,126,371 issued and outstanding shares of the Issuer's Common Stock.

                                HOMECORP, INC.
                                AND SUBSIDIARY


                                     INDEX



                                                                         Page
Part I.  Financial Information


      Item 1.   Financial Statements

            Balance Sheets as of March 31, 1996
            (unaudited) and December 31, 1995                              1

            Statements of Operations
            (unaudited) for the three months
            ended March 31, 1996 and 1995                                  2

            Statements of Cash Flows
            (unaudited) for the three months
            ended March 31, 1996 and 1995                                  3

            Notes to Consolidated Financial Statements                     5

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations              9


Part II. Other Information                                                14


      Item 6.   Exhibits and Reports on Form 8-K                          14


Signatures

CONSOLIDATED BALANCE SHEETS (UNAUDITED)                          HOMECORP, INC.
(IN THOUSANDS)                                                   AND SUBSIDIARY
- - -------------------------------------------------------------------------------

                                                                  March 31,      December 31,
                                                                     1996           1995
                                                                  ---------      -----------
ASSETS:
  Cash and cash equivalents:
     Cash on hand and non-interest bearing deposits                $  5,996       $  7,634
     Interest bearing deposits                                        2,306            388
     Federal funds sold                                               5,848          2,390
          Total cash and cash equivalents                            14,150         10,412

  Certificates of deposit                                             3,000              -
  Securities available for sale, at market value                      8,886          8,311
  Investment securities (approximate market value of
     $5,657 in 1996 and $6,412 in 1995)                               5,758          6,504
  Mortgage-backed securities (approximate market value of
     $22,993 in 1996 and $24,146 in 1995)                            23,425         24,488
  Federal Home Loan Bank Stock, at cost                               2,108          2,279

  Loans receivable, net                                             257,981        260,572

  Mortgage loans held for sale                                        5,298          4,741
  Real estate acquired in settlement of loans                        10,225         10,240
  Investment in real estate developments                              4,225          4,060
  Premises and equipment                                              3,575          3,630
  Other assets, principally accrued interest                          3,111          2,790
- - ------------------------------------------------------------------------------------------
     Total Assets                                                  $341,742       $338,027
- - ------------------------------------------------------------------------------------------

LIABILITIES:
  Deposits                                                         $316,935       $314,294
  Advance payments by borrowers for taxes & insurance                 2,728          2,075
  Other liabilities                                                   1,348          1,234
- - ------------------------------------------------------------------------------------------
     Total Liabilities                                              321,011        317,603
- - ------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
  Preferred stock-Par Value $.01; 1,000,000 shares authorized;
     no shares outstanding                                                -              -
  Common stock-Par Value $.01; 5,000,000 shares authorized;
     1,126,371 shares issued and outstanding                             11             11
  Paid-in capital                                                     6,465          6,465
  Retained earnings                                                  14,329         13,974
  Unrealized loss on securities available for sale, net of taxes        (74)           (26)
- - ------------------------------------------------------------------------------------------
     Total Shareholders' Equity                                      20,731         20,424
- - ------------------------------------------------------------------------------------------
     Total Liabilities and Shareholders' Equity                    $341,742       $338,027
- - ------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)                  HOMECORP, INC.
(IN THOUSANDS, EXCEPT PER SHARE DATA)                            AND SUBSIDIARY
- - -------------------------------------------------------------------------------

                                                                        Three Months Ended
                                                                            March 31,
                                                                         1996       1995
                                                                        ------     ------
INTEREST INCOME:
   Loans receivable                                                     $5,304     $4,959
   Mortgage-backed securities                                              329        415
   Securities available for sale                                           134        108
   Investment securities and other                                         206        385
- - -----------------------------------------------------------------------------------------
     Total interest income                                               5,973      5,867
- - -----------------------------------------------------------------------------------------

INTEREST EXPENSE:
   Deposits                                                              3,707      3,460
- - -----------------------------------------------------------------------------------------
     Total interest expense                                              3,707      3,460
- - -----------------------------------------------------------------------------------------

   Net interest income                                                   2,266      2,407
   Provision for loan losses                                               115         90
- - -----------------------------------------------------------------------------------------
     Net interest income after provision for loan losses                 2,151      2,317
- - -----------------------------------------------------------------------------------------

NON-INTEREST INCOME:
   Fees and service charges                                                397        337
   Net gains on sale of loans, investment securities,
     and mortgage-backed securities                                        338         23
   Loss from real estate developments                                        -        (53)
   Operations of real estate owned                                         115          -
   Other                                                                    33         33
- - -----------------------------------------------------------------------------------------
     Total non-interest income                                             883        340
- - -----------------------------------------------------------------------------------------

Non-interest expense:
  Compensation and benefits                                              1,258      1,126
  Office occupancy and equipment                                           314        269
  Data processing                                                          219        169
  Federal deposit insurance premium                                        202        218
  Other                                                                    451        392
- - -----------------------------------------------------------------------------------------
     Total non-interest expense                                          2,444      2,174
- - -----------------------------------------------------------------------------------------

Income before income taxes                                                 590        483
Income taxes                                                               234        181
- - -----------------------------------------------------------------------------------------

NET INCOME                                                              $  356     $  302
- - -----------------------------------------------------------------------------------------

  Earnings per common and common equivalent share:
     Earnings per share                                                 $ 0.30     $ 0.26
                                                                        ======     ======

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)                  HOMECORP, INC.
(IN THOUSANDS)                                                    AND SUBSIDIARY
- - --------------------------------------------------------------------------------

                                                            Three Months Ended
                                                                 March 31,
                                                             1996       1995
                                                           -------    --------
Cash flows from operating activities:
  Net income                                               $   355    $    302
  Adjustment to reconcile net income to net cash
  used in operating activities:
     Amortization of:
        Premiums and discounts on loans, and
        mortgage-backed and investment securities               26           9
  Net (income)/loss from real estate developments                1          53
  Provision for loan losses                                    115          90
  Net (gain) loss on sale of:
     Loans receivable                                         (338)        (23)
  Depreciation and amortization of premises and equipment      118         106
  Decrease (Increase) in loans held for sale                  (557)     (1,167)
  Decrease (Increase) in cash flows due to changes in:
     Accrued interest and other assets                        (293)       (143)
     Deferred taxes and other liabilities                      115        (210)

Total adjustments                                             (813)     (1,285)

Net cash provided by (used in) operating activities           (458)       (983)

Cash flows from investing activities:
  Loan originations, net of principal payments on loans      2,594      (9,888)
  Purchases of:
     Securities available for sale                          (3,000)        (17)
     Certificates of deposit                                (6,000)     (7,000)
     Premises and equipment                                    (64)        (95)
  Investment in foreclosed real estate                         (46)       (807)
  Investment in real estate developments                      (298)       (505)
  Principal payments on mortgage-backed securities           1,012         789
  Principal repayments of securities available for sale        352         227
  Proceeds from sales of:
     Real estate developments                                    -          67
     Foreclosed real estate                                     61          58
  Proceeds from maturities of:
     Certificates of deposit                                 3,000       5,000
     Investment securities                                   1,000           -
     Securities available for sale                           1,986           -
  Redemption of investments required by law                    172           -
  Distributions of income of real estate partnerships          133         121

Net cash provided by investing activities                      902     (12,050)

                                                        Continued next page

Cash flows from investing activities continued:

                                                              Three Months Ended
                                                                    March 31,
                                                            1996               1995
                                                           ------             ------
Cash flows from financing activities:
  Net increase (decrease) in deposits                     $ 2,641            $ 4,158
  Net increase (decrease) in advance payments by
     borrowers for taxes and insurance                        653                719
  Proceeds from issuance of common stock                        -                 29

Net cash used in financing activities                       3,294              4,906

Net increase (decrease) in cash and cash equivalents        3,738             (8,127)

Cash and cash equivalents at beginning of year             10,412             17,983

Cash and cash equivalents at end of year                   14,150              9,856


Supplemental disclosures of cash flow information -
  payment during the period for:
     Interest                                               3,532              3,307
     Taxes                                                    240                110
     Loans to facilitate                                        -                  -

                                 HOMECORP, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  MANAGEMENT'S STATEMENT

     In the opinion of management the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of HomeCorp, Inc. and Subsidiary (the Company) at March 31, 1996 and December 31, 1995 and the results of operations for the quarters ended March 31, 1996 and 1995 and cash flows for the year-to-date periods ended March 31, 1996 and 1995. The Notes to the Consolidated Financial Statements which are contained in the 1995 Annual Report to Shareholders and incorporated by reference into the 1995 Form 10-K should be read in conjunction with these Consolidated Financial Statements.

(2)  LOANS RECEIVABLE

     Following is a summary of loans receivable for the dates indicated:

                                                 March 31,    December 31,
     (In Thousands)                                1996           1995
                                                 ----------   ------------
     Conventional first mortgage loans            $185,588      $195,423
     Short-term construction and land loans         11,029         9,102
     Commercial business loans                       5,111         4,007
     Auto loans                                     42,256        38,687
     Home equity and improvement loans              17,570        16,268
     Other consumer loans                            1,244         1,294
                                                  --------      --------
          Total loans receivable, gross            262,798       264,781

     Less:
     Loans in process                                3,301         2,754
     Deferred loan origination costs                  (439)         (440)
     Unearned discount, principally on
        loans purchased                                234           270
     Allowance for possible loan losses              1,721         1,625
                                                  --------      --------
          Total loans receivable net              $257,981      $260,572
                                                  ========      ========


     Adjustable-rate loans totaled $108.2 million and $111.7 million at March 31, 1996 and December 31, 1995, respectively. The Bank serviced first mortgage loans for other institutions approximating $138.5 million and $125.8 million at March 31, 1996 and December 31, 1995, respectively.

     The following summarizes activity in the allowance for loan losses for the three month periods indicated:


                                                       March 31,    March 31,
     (In Thousands)                                      1996         1995
                                                       ---------    ---------
     Balance at beginning of year                        $1,625       $1,498
     Charge-offs                                            (21)         (80)
     Recoveries                                               2            -
     Provision for possible loan losses                     115           90
                                                         ------       ------
     Balance at end of year                              $1,721       $1,508
                                                         ======       ======


     In addition to residential and commercial mortgage loans and consumer loans 90 days or more delinquent, which totaled $854,000, the Bank identified as impaired one loan totaling $207,000 to a borrower who also had a commercial real estate loan that was greater than 90 days delinquent as of March 31, 1996. The $207,000 loan was current at March 31, 1996. Total indebtedness of this borrower was $983,000 at March 31, 1996. The indebtedness is secured by a commercial building which is being leased to retail businesses. Lease activity continued favorably during the first quarter. A reserve of $45,000 had been established for this borrower at December 31, 1995.

     A total of $6,000 in interest income was recognized during the first quarter of 1996 on impaired loans, all on an accrual basis. The average recorded investment in impaired loans during the quarter ended March 31, 1996 was approximately $1.1 million.

     At March 31, 1995, the recorded investment in loans that were considered to be impaired was $5.9 million (of which $439,000 were on a nonaccrual basis). There was no allowance for loan losses related to the impaired loans. The average recorded investment in impaired loans during the three months ended March 31, 1995 was approximately $6.0 million. For the three months ended March 31, 1995, the Bank recognized interest income on impaired loans of $118,000, all of which was recognized on an accrual basis.

     The Bank has no restructured loans at March 31, 1996.



(3)  EARNINGS PER SHARE

     Earnings per share for the quarter ended March 31, 1996 was computed by dividing net income by 1,171,311, the average number of common and common equivalent shares (using the treasury share method) outstanding at the end of the period. The Company's equivalent shares consist entirely of common stock options.

     Earnings per share for the quarter ended March 31, 1995 was computed by dividing net income by 1,158,955, the weighted average number of shares outstanding during the quarter as adjusted for the dilutive effect of common stock options.


(4)  CHANGES IN ACCOUNTING PRINCIPLES

     During the quarter ended March 31, 1996, the Company adopted FASB Statement No. 122, "Accounting for Mortgage Servicing Rights," which requires that an allocation of costs be made between loans and their related servicing rights for loans originated with a definitive plan to sell with servicing rights retained. Statement No. 122 requires entities to recognize a separate asset for servicing rights which will increase the gain on sale of loans when the servicing rights are retained. Statement No. 122 is being applied on a prospective basis to mortgage servicing rights acquired after December 31, 1995. Mortgage servicing rights acquired prior to January 1, 1996 will continue to be accounted for under the prior accounting rules, under which costs were fully allocated to the loan and servicing income was recognized as it was received over the life of the loan. The effect of adopting this statement was to increase net income after income taxes by $101,000 during the three months ended March 31, 1996.

                                 HOMECORP, INC.
                                 AND SUBSIDIARY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION



FORWARD-LOOKING STATEMENTS

When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed below could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake -- and specifically declines any obligation -- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                              FINANCIAL CONDITION

The Company continued its focus upon community banking during the first quarter of 1996, as evidenced by the continued growth in the consumer and commercial loan portfolios. The loan portfolio declined in the aggregate during the first quarter due to scheduled repayments as well as increased prepayments experienced within the residential mortgage portfolio. The conventional mortgage portfolio declined $9.8 million or 5.0% during the three month period. Residential mortgage loan originations were primarily fixed rate during the first quarter of 1996 and all such loans were originated for sale. The consumer loan portfolio increased $4.8 million, which represented an 8.6% increase in outstanding balance. The majority of the increase was due to automobile loan originations, primarily through area automobile dealers. Outstanding auto loans totaled $42.3 million at March 31, 1996. Delinquent consumer loans of all types totaled $57,000 at March 31, 1996.

The net reduction in the loan portfolio together with deposit growth increased the liquidity position of the Company as of March 31, 1996. Excess funds were invested in overnight funds or short term Federal Home Loan Bank certificates of deposit. The mortgage-backed securities portfolio declined $1.1 million, consistent with the cash flow performance of the Company's mortgage loan portfolio.

Deposits increased $2.6 million during the first quarter. More important than the increase in total deposits was the shift in mix of the deposit base into core deposits. Core deposits, defined as checking, NOW, money market and passbook, increased $5.1 million or 6.0%. The largest increase was noted in checking and NOW, which increased 6.7% during the first quarter of 1996. The Company undertook a checking account marketing campaign in the second half of 1995 and several new checking account products were introduced at that time. The marketing efforts focused specifically on checking products were continued during the first quarter of 1996. Management intends to focus upon increasing the core base, subject to market conditions. Long term certificates of deposit, generally the highest cost deposits generated, declined $2.0 million during the first quarter of 1996.

Stockholder's equity increased to $20.7 million at March 31, 1996 from $20.4 million at December 31, 1995. Stockholder's equity increased from first quarter earnings and was reduced by the increase in the Company's unrealized loss on securities available for sale. The increase in the unrealized loss was reflective of generally higher levels of interest rates at March 31, 1996 as compared to December 31, 1995.

                              RESULTS OF OPERATION

The following table presents, for the period indicated, the yields on average interest-earning assets as well as the cost of average interest-bearing liabilities. The table does not reflect the impact of income taxes. All averages are monthly average balances.


                                                      Three Months Ended
                                                           March 31,
                                                      1996         1995
                                                     ------       ------

     Loans receivable                                 8.01%        7.94%
     Other earning assets                             5.58         5.95
                                                      ----         ----
         Total interest-earning assets                7.64         7.55

     Deposits                                         4.85         4.58
                                                      ----         ----

     Interest rate spread                             2.79%        2.97%
                                                      ====         ====

     Net interest rate margin                         2.90%        3.10%
                                                      ====         ====


THREE MONTHS ENDED MARCH 31, 1996 VS 1995:

Net income increased 17.6% to $356,000 for the first three months of 1996 compared to $302,000 during the first three months of 1995. The most significant increase was in loan sale gains, which totaled $338,000 during first quarter 1996 as compared to $23,000 in the first quarter of 1995. Originations of fixed rate conventional mortgage loans increased during first quarter 1996 and the Bank sold all fixed rate loans originated. Mortgage loan sales totaled $18.6 million during the first quarter 1996 compared to $2.0 million during the first quarter 1995. The increase in originations is reflective of generally higher origination levels due to a decline in long term interest rates during the first quarter of 1996 and a gain in market share in the origination of conventional residential mortgage loans. The Company adopted Statement of Financial Accounting Standards Number 122 on January 1, 1996. The statement requires the recognition of the value of the servicing right retained when a loan is sold. This change in accounting resulted in an increase of $168,000 in pre-tax income.

Interest revenue from the loan portfolio increased approximately 7.0% due to the continued growth in the portfolio balance and an increase in portfolio yield as the result of increasing consumer, construction and commercial loans, which generally have higher interest rates than one-to-four family mortgage loans. Such loans generally have a higher degree of credit risk than one-to-four family mortgage loans. Interest earnings on investments, mortgage-backed securities and other interest bearing assets declined in the aggregate, due primarily to declines in average outstanding balances as compared to the prior year period.

The cost of deposits increased to 4.85% for the first quarter of 1996 from 4.58% during the first quarter of 1995. The increase was largely the result of customers selecting longer term, higher cost certificates of deposit over other deposit products during the first several months of 1995. As noted, management began to focus upon lower cost deposit products in the last six months of 1995.

During the first quarter, the Company has made notable progress in attracting deposit balances into core deposit products, which are generally lower cost deposit products.

The increases noted in loan originations and core deposit products generated increases in fee and service charge income during 1996. Loan fees and service charges increased $61,000, or 18.0%, during first quarter 1996 compared to first quarter 1995. The increase is the result of loan origination related fees as well as fees generated from the servicing of loans sold. The Company retains the servicing rights on the majority of the mortgage loans sold. The servicing portfolio totaled $138.5 million at March 31, 1996 compared to $125.8 million at December 31, 1995 and $83.9 million at March 31, 1995. The increase in deposit service charges was primarily the result of increased fees due to a higher number of checking and NOW accounts.

Income of $115,000 was generated from the operation of foreclosed real estate during the first quarter of 1996. The income was generated from a shopping center foreclosed upon in late September 1995. The center is currently listed for sale.

Operating expenses increased to $2.4 million for the three month period ended March 31, 1996 as compared to $2.2 million during the prior year period. The increase resulted largely from increased mortgage loan originations, which are commission based, and the opening of the Company's supermarket office in April 1995.

                        LIQUIDITY AND CAPITAL RESOURCES

Liquidity is generally regarded as the ability to generate sufficient cash flow to meet all present and future funding commitments. The Bank's primary source of funds, or liquidity, are deposits, amortization and repayment of loan principal (including mortgage-backed securities) operations and, to a lesser extent, maturities and sales or mortgage-backed securities and short-term investments. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by interest rates, general economic conditions and competition.

The Bank's liquidity, represented by cash and cash equivalents, is a product of its operative activities, investing activities and financing activities. These activities are summarized as follows for the three month periods ended March 31, 1996 and 1995.


                                                    1996      1995
                                                  -------   --------
                                                    (In Thousands)

     Operating Activities:
         Net income                               $   356   $    302
         Adjustments to reconcile
             net income to net cash
             used in operating activities            (814)    (1,285)
                                                  -------   --------

         Net cash used in operating activities       (458)      (983)

         Net cash investing activities                902    (12,050)
         Net cash financing activities              3,294      4,906
                                                  -------   --------

         Net increase (decrease) in cash
             and cash equivalents                   3,738     (8,127)
         Cash and cash equivalents
             at beginning of year                  10,412     17,983
                                                  -------   --------

         Cash and cash equivalents
             at end of period                     $14,150   $  9,856
                                                  =======   ========

The largest difference in the adjustments to reconcile net income to net cash used in operating activities between 1996 and 1995 was the increase in mortgage loans held for sale, which increased $557,000 in 1996 and $1.2 million in 1995. Cash investing activities provided $902,000 in cash in the first quarter of 1996 as compared to the use of $12.0 million during the first quarter of 1995. Principal payments on loans exceeded originations for investment by $2.6 million in 1996. This compares to excess originations of $9.9 million during 1995. Repayments increased significantly within the Bank's mortgage loan portfolio during the first quarter of 1996. Also, the growth and seasoning of the consumer loan portfolio has resulted in increased cash flows as well.

Financing activities provided $3.3 million in cash in 1996, down from $4.9 million during 1995. The decline was attributable primarily to $2.6 million in net deposit growth in 1996 compared to $4.2 million of net growth experienced in 1995. The 1996 growth was noted primarily in core deposits as opposed to the 1995 growth which was concentrated in longer term certificates of deposits.

The Bank met all regulatory capital requirements on a fully phased-in basis as of March 31, 1996.

                                 HOMECORP, INC.
                                 AND SUBSIDIARY


PART II.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

                Index to exhibits

           (11) Statement regarding computation of earnings per share (included in Note 3)

           (27) Financial Data Schedule
                (attached as Exhibit 27)

           (b)  Reports on Form 8-K

                HomeCorp filed the following Form 8-K during the quarter ended March 31, 1996.

                January 22, 1996 - The Registrant issued a release announcing the results of operations for the fourth quarter of 1995 and for the year ended December 31, 1995.

                                 HOMECORP, INC.
                                 AND SUBSIDIARY

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          HOMECORP, INC.
                                          --------------
                                          (Registrant)



Date:   May 14, 1996                      /s/ C. Steven Sjogren
        ------------                      -----------------------------
                                          C. Steven Sjogren
                                          President
                                          Chief Executive Officer



Date:  May 14, 1996                       /s/ John R. Perkins
       ------------                       -----------------------------
                                          John R. Perkins
                                          Executive Vice President
                                          Chief Financial Officer



Date:  May 14, 1996                       /s/ Dirk J. Meminger
       ------------                       -----------------------------
                                          Dirk J. Meminger
                                          Treasurer
                                          Chief Accounting Officer