Form 10-Q
period 1996-06-30
HOMECORP INC
filed 1996-08-08
CIK 857667

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                      ----------------------------------

                                   FORM 10-Q

(MARK ONE)

( X ) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended June 30, 1996.

(   )  Transition Report under Section 13 or 15(d) of the Securities Exchange
       Act of 1934 for the Transition Period from ___ to ___.

Commission File Number:  0-18284
                         -------

                                HOMECORP, INC.
- --------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)


            Delaware                            36-3680814
- -------------------------------            ---------------------
(State or Other Jurisdiction of               I.R.S. Employer
 Incorporation or Organization)            Identification Number


     1107 East State Street, Rockford, IL                 61104-2259
- --------------------------------------------------------------------------------
   (Address of Principal Executive Offices)               (ZIP Code)

                                 815-987-2200
- --------------------------------------------------------------------------------
               (Issuer's Telephone Number, including Area Code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    x         No
                                -------          -------

As of JUNE 30, 1996 there were 1,128,579 issued and outstanding shares of the Issuer's Common Stock.

                                HOMECORP, INC.
                                AND SUBSIDIARY

                                     INDEX

Page
Part I. Financial Information

     Item 1. Financial Statements

             Balance Sheets as of June 30, 1996 (unaudited)                1
             and December 31, 1995

             Statements of Earnings (unaudited) for the three
             and six months ended June 30, 1996 and 1995                   2

             Statements of Cash Flows (unaudited) for the
             six months ended June 30, 1996 and 1995                       3

             Notes to Consolidated Financial Statements                    4

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operation                            7


PART II.  Other Information

     Item 1. Legal Proceedings                                            13

     Item 4. Submission of Matters to Vote of Security Holders            13

     Item 6. Exhibits and Reports on Form 8-K                             14

Signatures


CONSOLIDATED BALANCE SHEETS (UNAUDITED)                      HOMECORP, INC.
(IN THOUSANDS)                                               AND SUBSIDIARY
- --------------------------------------------------------------------------------
                                                          June 30,  December 31,
                                                            1996        1995
                                                          --------  ------------
ASSETS:

  Cash and cash equivalents:
    Cash and non-interest bearing deposits                $  6,636    $  7,634
    Interest bearing deposits                                  975         388
    Federal funds sold                                       4,345       2,390
      Total cash and cash equivalents                       11,956      10,412

  Securities available for sale, at market value            12,501       8,311
  Investment securities (approximate market value of
    $5,280 in 1996 and $6,412 in 1995)                       5,503       6,504
  Mortgage-backed securities (approximate market value
    of $20,327 in 1996 and $24,146 in 1995)                 20,914      24,488
  Federal Home Loan Bank Stock, at cost                      2,079       2,279

  Loans receivable, net                                    260,132     261,022

  Mortgage loans held for sale                               4,684       4,471
  Real estate acquired in settlement of loans                9,763       9,790
  Investment in real estate developments                     4,695       4,060
  Premises and equipment                                     3,510       3,630
  Other assets, principally accrued interest                 3,247       2,790
- --------------------------------------------------------------------------------
    Total Assets                                          $338,984    $338,027
- --------------------------------------------------------------------------------

LIABILITIES:

  Deposits                                                $314,811    $314,294
  Advance payments by borrowers for taxes and
    insurance                                                1,510       2,075
  Other liabilities                                          1,531       1,234
- --------------------------------------------------------------------------------
    Total Liabilities                                     $317,852    $317,603
- --------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:

  Preferred stock-Par Value $0.1; 1,000,000 share
    authorized; none outstanding                                 -           -
  Common stock-Par Value $.01; 5,000,000 shares
    authorized; 1,128,579 and 1,126,371 shares
    issued and outstanding for 1996 and 1995,
    respectively                                                11          11
  Paid-in capital                                            6,480       6,465
  Retained earnings                                         14,740      13,974
  Unrealized loss on securities available for
    sale, net of taxes                                         (99)        (26)
- --------------------------------------------------------------------------------
    Total Shareholders' Equity                            $ 21,132    $ 20,424
- --------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity            $338,984    $338,027
- --------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)                     HOMECORP, INC.
(IN THOUSANDS, EXCEPT PER SHARE DATA)                               AND SUBSIDIARY
- -------------------------------------------------------------------------------------
                                            Three Months Ended   Six Months Ended
                                                  June 30,            June 30,
                                              1996      1995       1996     1995
                                              ----      ----       ----     ----
INTEREST INCOME:
  Loans receivable                           $ 5,344   $ 5,247   $10,648   $10,206
  Mortgage-backed securities                     320       388       650       802
  Securities available for sale                  164       107       298       216
  Investment securities and other                238       359       443       744
- -------------------------------------------------------------------------------------
    Total interest income                      6,066     6,101    12,039    11,968
- -------------------------------------------------------------------------------------

INTEREST EXPENSE:
  Deposits                                     3,647     3,804     7,354     7,264
- -------------------------------------------------------------------------------------
    Total interest expense                     3,647     3,804     7,354     7,264
- -------------------------------------------------------------------------------------
  Net interest income                          2,419     2,297     4,685     4,704
  Provision for loan losses                      105        90       220       180
- -------------------------------------------------------------------------------------
    Net interest income after
      provision for loan losses                2,314     2,207     4,465     4,524
- -------------------------------------------------------------------------------------

NON-INTEREST INCOME:
  Fees and service charges                       419       342       816       678
  Net gains on sale of loans,
    investment securities, and
    mortgage-backed securities                   211        59       549        83
  Income (loss) from real estate
    developments                                 (14)      148       (14)       95
  Operations of real estate owned                116         -       231         -
  Other                                           51        38        84        71
- -------------------------------------------------------------------------------------
    Total non-interest income                    783       587     1,666       927
- -------------------------------------------------------------------------------------

NON-INTEREST EXPENSE:
  Compensation and benefits                    1,251     1,113     2,508     2,240
  Office occupancy and equipment                 305       295       619       564
  Data processing                                223       184       441       353
  Federal deposit insurance premium              203       218       406       436
  Other                                          443       479       895       870
- -------------------------------------------------------------------------------------
    Total non-interest expense                 2,425     2,289     4,869     4,463
- -------------------------------------------------------------------------------------
Income before income taxes                       672       505     1,262       988
Income taxes                                     261       193       495       374
- -------------------------------------------------------------------------------------
Net income                                   $   411   $   312   $   767   $   614
- -------------------------------------------------------------------------------------
Earnings per common and common
  equivalent share:
  Earnings per share                         $  0.35   $  0.26   $  0.65   $  0.52
                                             =======   =======   =======   =======

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)             HOMECORP, INC.
(IN THOUSANDS)                                               AND SUBSIDIARY
- --------------------------------------------------------------------------------


                                                                Six Months Ended
                                                                    June 30,
                                                                 1996     1995
                                                              --------- ---------
Cash flows from operating activities:
 Net income                                                   $   767   $    614
 Adjustment to reconcile net income to
 net cash (used in) operating activities:
  Amortization of:
   Premiums and discounts on loans, and
   mortgage-backed and investment securities                       60         43
 Net (income)/loss from real estate developments                   14        (95)
 Provision for loan losses                                        220        180
 Net (gain) loss on sale of:
  Loans receivable                                               (549)       (83)
 Depreciation and amortization of premises
  and equipment                                                   233        219
 Decrease (Increase) in loans held for sale                        57     (6,664)
 Increase (decrease) in cash flows due to
  changes in:
  Accrued interest and other assets                              (428)      (207)
  Deferred taxes and other liabilities                            297        (39)

Total adjustments                                                 (96)    (6,646)
 Net cash provided by (used in)
  operating activities                                            671     (6,032)

Cash flows from investing activities:
 Loan originations, net of principal
  payments on loans                                             4,527    (17,502)
 Purchases of:
  Loan participations                                          (3,202)         -
  Securities available for sale                                (6,997)         -
  Investment securities                                        (1,000)         -
  Certificates of deposit                                      (7,000)   (11,000)
  Premises and equipment                                         (112)      (354)
 Investment in foreclosed real estate                             (34)    (1,005)
 Investment in real estate developments                          (782)      (806)
 Principal payments on mortgage-backed
  securities                                                    3,485      1,948
 Principal repayments of securities
  available for sale                                              685        441
 Proceeds from sales of:
  Real estate developments                                          -        140
  Foreclosed real estate                                           61        258
 Proceeds from maturities of:
  Certificates of deposit                                       7,000     12,000
  Investment securities                                         2,000          -
  Securities available for sale                                 1,986          -
 Redemption of investments required by law                        172          -
 Distributions of income on real estate
  partnerships                                                    133      1,209

Net cash provided by investing activities                         922    (14,671)

Cash flows from financing activities:
 Net increase (decrease) in deposits                              517      8,114
 Net increase (decrease) in advance payments
  by borrowers for taxes and insurance                           (566)     1,122

Net cash used in financing activities                             (49)     9,236

Net increase (decrease) in cash and cash
 equivalents                                                    1,544    (11,467)

Cash and cash equivalents at beginning of year                $10,412   $ 17,983


Cash flows continued:
                                  Six Months Ended
                                      June 30,
                                 1996          1995
                                 ----          ----
Cash and cash equivalents
 at end of year                 $11,956     $ 6,516
Supplemental disclosures
 of cash flow information
 payment during the period
  for:
  Interest                        7,357       7,274
  Taxes                             240         195


                                HOMECORP, INC.
                                AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  MANAGEMENT'S STATEMENT

     In the opinion of management the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of HomeCorp, Inc. and Subsidiary (the Company) at June 30, 1996 and December 31, 1995 and the results of operations for three and six month periods ended June 30, 1996 and 1995 and cash flows for the year-to-date periods ended June 30, 1996 and 1995. The Notes to the Consolidated Financial Statements which are contained in the 1995 Annual Report to Shareholders and incorporated by reference into the 1995 Form 10-K should be read in conjunction with these Consolidated Financial Statements.

(2)  LOANS RECEIVABLE

     Following is a summary of loans receivable for the dates indicated:

                                        June 30,           Dec. 31,
     (In Thousands)                       1996               1995
                                        --------           --------
     Conventional first
      mortgage loans                    $180,921           $195,423
     Short-term construction
      and land loans                      13,059              9,102
     Commercial business loans             5,467              4,007
     Auto loans                           46,585             38,687
     Home equity and improvement loans    18,792             16,268
     Other consumer loans                  1,201              1,294
                                        --------           --------
     Total loans receivable,
      gross                             $266,025           $264,781



     Less:
     Loans in process                               4,725      2,754
     Deferred loan origination
      costs                                          (416)      (440)
     Unearned discount,
      principally on
      loans purchased                                 219        270
     Allowance for possible
      loan losses                                   1,365      1,175
                                                  --------   --------

         Total loans receivable net               $260,132   $261,022
                                                  ========   ========

     Adjustable rate loans totaled $109.3 million and $111.7 million at June 30, 1996 and December 31, 1995, respectively. The Bank serviced first mortgage loans for other institutions approximating $146.5 million and $125.8 million at June 30, 1996 and December 31, 1995, respectively.

     The following summarizes activity in the allowance for loan losses for the three and six month periods indicated:

                              Three Months Ended           Six Months Ended
                              June 30,   June 30,         June 30,   June 30,
(In Thousands)                  1996       1995             1996      1995
                              -------    -------          -------    -------
Balance at beginning of
 period                       $1,271     $1,058           $1,175     $1,048
Charge-offs                      (12)      (118)             (33)      (198)
Recoveries                         1          4                3          4
Provision for possible
 loan losses                     105         90              220        180
                              ------     ------           ------     ------
Balance at end of year        $1,365     $1,034           $1,365     $1,034
                              ======     ======           ======     ======

     In addition to residential and commercial mortgage loans and consumer loans 90 days or more delinquent, which totaled $808,000, the Bank identified as impaired one loan totaling $207,000 to a borrower who also had a commercial real estate loan that was greater than 90 days delinquent as of June 30, 1996. The $207,000 loan was current at June 30, 1996. Total indebtedness of this borrower was $981,000 at June 30, 1996. The indebtedness is secured by a commercial building which is being leased to retail businesses. Lease activity continued favorably during the second quarter. A reserve of $45,000 had been established for this borrower at December 31, 1995.

     Three loans, each approximately 70 days delinquent, totaling $176,000 were also considered impaired as of June 30, 1996. The loans are secured by a building and certain equipment, all of which was used in the operation of a grocery store. A reserve of $30,000 was established for the loans.

     A total of $28,000 in interest income was recognized during the first half of 1996 on impaired loans, all on an accrual basis. An additional $44,000 of interest income would have been recognized had the non-performing impaired loans remained current. The average recorded investment in impaired loans during the six months ended June 30, 1996 was approximately $1.1 million.

     At June 30, 1995, the recorded investment in loans that were considered to be impaired was $5.9 million (of which $438,000 were on a nonaccrual basis). There was no allowance for loan losses related to the impaired loans. The average recorded investment in impaired loans during the six months ended June 30, 1995 was approximately $5.5 million. For the six months ended June 30, 1995, the Bank recognized interest income on impaired loans of $245,000, all of which was recognized on an accrual basis.

     The Bank has no restructured loans at June 30, 1996.

 (3) EARNINGS PER SHARE

     Earnings per share for the three and six months ended June 30, 1996 were computed by dividing net income by 1,172,020 and 1,171,468, the average number of common and common equivalent shares (using the treasury share method) outstanding, respectively. The Company's equivalent shares consist entirely of common stock options.

     Earnings per share for the three and six months ended June 30, 1995 were computed by dividing net income by 1,161,404 and 1,160,775, the weighted average number of shares outstanding during the respective periods as adjusted for the dilutive effect of common stock options.

(4)  CHANGES IN ACCOUNTING PRINCIPLES

     During the quarter ended March 31, 1996, the Company adopted FASB Statement No. 122, "Accounting for Mortgage Servicing Rights," Which requires that an allocation of costs be made between loans and their related servicing rights for loans originated with a definitive plan to sell with servicing rights retained. Statement No. 122 requires entities to recognize a separate asset for servicing rights which will increase the gain on sale of loans when the servicing rights are retained. Statement No. 122 is being applied on a prospective basis to mortgage servicing rights acquired after December 31, 1995. Mortgage servicing rights acquired prior to January 1, 1996 will continue to be accounted for under the prior accounting rules, under which costs were fully allocated to the loan and servicing income was recognized as it was received over the life of the loan. The effect of adopting this statement was to increase net income after incomes taxes by $202,000 during the six months ended June 30, 1996.

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

The Company does not undertake -- and specifically declines any obligation --to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.



                              FINANCIAL CONDITION


The Company has continued its focus upon community banking during 1996, as evidenced by the continued growth in the consumer and commercial loan portfolios. The consumer portfolio increased $10.3 million, or 18.4% during the first six months of 1996. The increase was largely due to the increase in automobile loans, most of which are originated indirectly through local auto dealers. While representing a smaller percentage of the total increase, home equity and improvement loans increased 15.5% during the first six months of 1996. Consumer loan delinquencies declined at June 30, 1996 as compared to December 31, 1995. The June 30, 1996 delinquency ratio was .2% of the portfolio.

The commercial portfolio increased $1.5 million, or 36.4% during the same time period. Construction and land loans also increased during the first half of 1996. Gross construction and land loans totaled $13.1 million at June 30, 1996 as compared to $9.1 million at December 31, 1995.

The conventional first mortgage loan portfolio declined $14.5 million during the six months ended June 30, 1996. The majority of conventional mortgage loan originations were sold, with the servicing retained by the Bank.

The Bank reclassified $450,000 of the general loan loss reserve against foreclosed real estate. Reserves had been provided in past periods and it was determined the reclassification of the reserve amount more accurately reflected the nature of the allowances provided. The balance of foreclosed real estate at June 30, 1996 was unchanged from December 31, 1995. The general loan loss reserve has been reclassified in prior periods to conform to the current year's presentation.

Investment in real estate developments increased $635,000 to $4.7 million between June 30, 1996 and December 31, 1995. The increase is primarily the result of operating costs and improvements within one of the Company's real estate ventures. All the cash flow generated by the venture is used to reduce the debt of the venture, which is held by an unaffiliated party.

Deposits increased $517,000 during the first half of 1996. More important than the increase was the change in mix of the deposit base into core deposits and shorter term certificates of deposits. Core deposits, defined as checking, NOW, money market and passbook, increased $4.5 million or 5.4%. The largest increase was noted in checking and NOW accounts, which increased 7.3% during the first six months in 1996. The Company undertook a checking account marketing campaign in the second half of 1995 and several new checking account products were introduced at that time. The marketing efforts have continued in 1996. Money market and passbook savings deposits together increased 4.2% 1996. Short term certificates of deposit, defined as having original terms up to 18 months, increased $4.3 million or 8.7% while long term certificates of deposit declined $2.0 million, representing 3.1%.

Stockholder's equity increased to $21.1 million at June 30, 1996 from $20.4 million at December 31, 1995. Stockholder's equity increased from year to date earnings and was reduced by the increase in the Company's unrealized loss on securities available for sale. The increase in the unrealized loss was reflective of the generally higher levels of interest rates at June 30, 1996 as compared to December 31, 1995.


                             RESULTS OF OPERATION

The following table presents, for the period indicated, the yields on average interest-earning assets as well as the cost of average interest-bearing liabilities. The table does not reflect the impact of income taxes. All averages are monthly average balances.

                                           Three Months Ended    Six Months Ended
                                                June 30,              June 30,
                                            1996       1995       1996      1995
                                            ----       ----       ----      ----
Loans receivable                            8.06%      8.01%      8.02%     7.98%
Other earning assets                        5.89       5.93       5.73      5.94
                                            ----       ----       ----      ----
  Total interest-earning assets             7.72       7.63       7.67      7.59

Deposits                                    4.75       4.93       4.81      4.76
                                            ----       ----       ----      ----
Interest rate spread                        2.97%      2.70%      2.86%     2.83%
                                            ====       ====       ====      ====
Net interest rate margin                    3.08%      2.87%      2.98%     2.98%
                                            ====       ====       ====      ====

THREE MONTHS ENDED JUNE 30, 1996 VS 1995:

Net income increased 31.9% to $411,000 for the second quarter of 1996 compared to $312,000 during the same period in 1995. The most significant increases were noted in loan sale gains, net interest income and real estate operations. Loan sale gains increased to $211,000 in the second quarter 1996 from $59,000 in second quarter 1995. Loan sales increased as all fixed interest rate and certain adjustable interest rate loan originations were sold in 1996. The majority of originations and sales were fixed rate. The Company adopted Statement of Financial Accounting Standards Number 122 on January 1, 1996. The statement requires the recognition of the value of the servicing right retained when a loan is sold. This accounting change resulted in an increase of $151,000 in sales gains. The value of the servicing rights will be amortized to expense as an offset to loan servicing income.

Net interest income increased $122,000 or 5.3% in the second quarter of 1996 as compared to second quarter 1995. The increase was due largely to the declining cost of funds noted in 1996, a result of the shift in the deposit mix more heavily into core deposit products. The shift of assets from short term securities into loan products also contributed to the increased net interest income.

Net income from real estate operations represent the net income generated from the operation of a foreclosed shopping center. Operations totaled $116,000 during the second quarter of 1996. The center was not operated by the Company during the second quarter of 1995. The center was in excess of 90% leased as of June 30, 1996 and was listed for sale by the Company.

Loan fees and service charges also increased substantially on a percentage basis as a result of increased lending and servicing activities and the noted shift in deposit mix to core deposits, which tend to generate higher levels of service fee income than the remainder of the deposit base. Total fees and service charges increased $77,000, or 22.6% between second quarter 1996 and 1995.

The Company's real estate development operations generated a loss of $14,000 during the second quarter of 1996 as compared to income of $148,000 during the second quarter of 1995. The 1995 income was generated primarily through the sale of a commercial lot. There were no commercial lot sales during 1996 although there are commercial lots available for sale in the remaining real estate projects.

Operating expenses increased $136,000 or 5.9% between second quarter 1996 and second quarter 1995. The largest increases were noted in compensation and benefits. This increase is the result of increased compensation incurred with respect to the Company's expanding lending functions as well as increased pension costs.


SIX MONTHS ENDED JUNE 30, 1996 VS 1995:

Net income for the first half of 1996 increased 24.8% from 1995 to a total of $767,000, or $.65 per common equivalent share. The most significant increases were noted in loan sales gains, real estate operations and loan fees and service charges. Loan sale gains increased to $549,000 from $83,000. Mortgage loan sales totaled $33.3 million during the first six months of 1996 compared to $10.4 million during the first six months of 1995. The adoption of a new accounting standard relating to the sale of mortgage loans resulted in an increase in gain recognition of $330,000. The gain is amortized to expense as an offset to loan servicing income.

The operation of a shopping center acquired by the Company through foreclosure generated net operating income of $231,000 during the first half of 1996. The loan on the shopping center was included in the loan portfolio at June 30, 1995 and generated interest revenue throughout the first half of 1995.

Loan fees and service charges reflect the increased activity within the loan portfolios and the shift within the deposit base into checking, NOW, money market and passbook accounts. Fees and service charges increased $138,000, or 20.3% between the first half of 1996 and 1995. As noted, the Company retains the servicing on the majority of the mortgage loans sold. The servicing portfolio totaled $146.5 million at June 30, 1996 as compared to $88.9 million at June 30, 1995. The mortgage servicing portfolio provides a source of fee income as well as an ongoing customer base within which the Company may cross-sell other services.

Net interest income was relatively stable, declining $19,000 between the six month periods ending June 30, 1996 and 1995. The Company has experienced improvement in its margin throughout the six months ended June 30, 1996. Management intends to continue the focus upon consumer and commercial loan growth within the loan portfolio and core deposit growth within the deposit base.

The development of real estate resulted in a loss of $14,000 during the first six months of 1996 compared to income of $85,000 during the same period of 1995. The 1995 income was the result of a commercial lot sale from one of the Company's real estate projects. There were no commercial lot sales during the first half of 1996.

Operating expenses increased 9.1% during the first six months of 1996 as compared to the first six months of 1995. The largest increases were noted in compensation and benefits, which reflect the increased personnel committed to the Company's loan origination and servicing activities. Also, pension cost increased during 1996 as a result of an expansion of full time employees of the Company. Data processing also increased from the prior year due to the increased lending, loan servicing, and deposit activity as well as some of the marketing efforts undertaken by the Company which involve costs related to extracting and reporting of the Company's total customer base.


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

The Bank's liquidity, represented by cash and cash equivalents, is a product of its operative activities, investing activities, and financing activities. These activities are summarized as follows for the six month periods ended June 30, 1996 and 1995.

                                              1996             1995
                                              ----             ----
                                                 (In Thousands)

 Operating Activities:
   Net income                               $   767         $    614
   Adjustments to reconcile
      net income to net cash
      used in operating activities              (96)          (6,646)
                                            -------         --------
   Net cash used in operating
      activities                                 67           (6,032)

   Net cash investing activities                922          (14,671)
   Net cash financing activities                (49)           9,236
                                            -------         --------
   Net increase (decrease) in
      cash and cash equivalents               1,545          (11,467)
   Cash and cash equivalents
      at beginning of year                   10,412           17,983
                                            -------         --------
   Cash and cash equivalents
      at end of period                      $11,956         $  6,516
                                            =======         ========

The largest difference in the adjustments to reconcile net income to net cash used in operating activities between 1996 and 1995 was the increase in mortgage loans held for sale, which increased $57,000 in 1996 and $6.7 million in 1995. Mortgage loans held for sale totaled $4.7 million and $6.8 million at June 30, 1996 and 1995, respectively. The average balance of mortgage loans held for sale was $5.4 million during the six month periods ended June 30, 1996 and 1995, respectively. The held for sale portfolio has been more consistently maintained during 1996 as compared to 1995, when it varied from $112,000 to $6.8 million. Cash investing activities provided $922,000 in cash in the first six months of 1996 as compared to the use of $14.7 million during the first six months of 1995. Principal payments on loans exceeded loans originated for investment by $4.5 million during 1996. This compares to excess originations of $17.5 million during 1995. Repayments increased significantly within the Bank's mortgage loan portfolio during the first quarter of 1996 and slowed somewhat during the second quarter. Also, the seasoning of the consumer portfolio has resulted in increased cash flows from repayments.

Financing activities used $49,000 in cash during 1996, primarily due to a decline of $566,000 in loan escrow balances. The first six months of 1995 provided $9.2 million in cash due to an $8.1 million increase in the deposit base and $1.1 million in loan escrows. The first installment of property taxes for Winnebago County, the most significant county of operation for the Company, was paid during June in 1996 and in July in 1995.


The Bank met all regulatory capital requirements of a fully phased-in basis as of June 30, 1996.

                                HOMECORP, INC.
                                AND SUBSIDIARY


PART II.  OTHER INFORMATION


     ITEM 1.  LEGAL PROCEEDINGS

              The Bank's suit in the United States Court of Federal Claims against the United States for breach of contract with regard to the utilization as capital of the supervisory goodwill, which was created when the Bank acquired failing institutions in the 1980's, has been stayed pending the outcome of an appeal in another case that was heard by the U.S. Supreme Court. While the Supreme Court ruled favorably on the issue in the other case, the Company's suit has yet to be heard.


     ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS


              The Annual Meeting of Stockholders (the "Meeting") of HomeCorp, Inc. was held on April 23, 1996. The matters approved by stockholders at the meeting and the number of votes case for, against, or withheld (as well as the number of abstentious and broker non-votes) as to each matter are set forth as follows:


        PROPOSAL                                            NUMBER OF VOTES
        --------                                            ---------------
                                                                                BROKER
                                                  FOR           WITHHELD       NON-VOTES
                                                -------         --------       ---------
Election of the following
Directors for a 3-year term:
     Richard W. Malmgren                        946,984           8,104            --
     David R. Rydell                            951,799           3,289            --
     C. Steven Sjogren                          946,984           8,104            --

Directors continuing in their terms:
     Karl H. Erickson
     Larry U. Larson
     Robert C. Hauser
     Adam A. Jahns
     Wesley E. Lindberg
     John R. Perkins

                                                                                BROKER
                                FOR            AGAINST         ABSTAIN         NON-VOTES
                             ---------         -------         -------         ---------

Ratification of the
Adoption of the 1996
Premium Stock Option
& Incentive Plan              757,458           30,138          16,783          150,709

                                                                                BROKER
                                FOR            AGAINST         ABSTAIN         NON-VOTES
                             ---------         -------         -------         ---------
Ratification of the
appointment of
Ernst & Young LLP
as auditors for
the fiscal year
ending December
31, 1996                      941,413            7,324           6,351


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits
          Index to exhibits
          (11) Statement regarding computation of earnings per share (included in Note 3)

          (27)  Financial Data Schedule (attached)

     (b)  Reports on Form 8-K
          HomeCorp filed the following Form 8-K during the quarter ended June 30, 1996.

          April 23, 1996 - The registrant issued a release on April 23, 1996 announcing the results of operations for the first quarter of 1996.

                                HOMECORP, INC.
                                AND SUBSIDIARY

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HOMECORP, INC.
                                       --------------
                                       (Registrant)



Date:  August 12, 1996                 /s/ C. Steven Sjogren
     ---------------------------       ---------------------------------
                                       C. Steven Sjogren
                                       President
                                       Chief Executive Officer



Date:  August 12, 1996                 /s/ John R. Perkins
     ---------------------------       ---------------------------------
                                       John R. Perkins
                                       Executive Vice President
                                       Chief Financial Officer



Date:  August 12, 1996                 /s/ Dirk J. Meminger
     ---------------------------       ---------------------------------
                                       Dirk J. Meminger
                                       Treasurer
                                       Chief Accounting Officer