Form 10-Q
period 1996-09-30
HOMECORP INC
filed 1996-11-14
CIK 857667

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                      ----------------------------------



                                   FORM 10-Q

(Mark One)

(  x  )   Quarterly Report under Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Period Ended September 30, 1996.

(     )   Transition Report under Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Transition Period from ___ to ___.


Commission File Number:  0-18284
                         -------


                                HOMECORP, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)


           Delaware                                          36-3680814
-------------------------------                     ----------------------------
(State or Other Jurisdiction of                           I.R.S. Employer
 Incorporation or Organization)                        Identification Number


    1107 East State Street, Rockford, IL                     61104-2259
--------------------------------------------------------------------------------
   (Address of Principal Executive Offices)                  (ZIP Code)

                                 815-987-2200
--------------------------------------------------------------------------------
               (Issuer's Telephone Number, including Area Code)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                          Yes     x       No
                                -----        -----

As of SEPTEMBER 30, 1996 there were 1,128,579 issued and outstanding shares of the Issuer's Common Stock.

                                HOMECORP, INC.
                                AND SUBSIDIARY

                                     INDEX

                                                                            Page

Part I.   Financial Information

     Item 1.  Financial Statements

              Balance Sheets as of September 30, 1996
              (unaudited) and December 31, 1995                               1

              Statements of Earnings
              (unaudited) for the three and nine months
              ended September 30, 1996 and 1995                               2

              Statements of Cash Flows
              (unaudited) for the nine months
              ended September 30, 1996 and 1995                               3

              Notes to Consolidated Financial Statements                      4

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operation                    7


Part II.  Other Information

     Item 1.  Legal Proceedings                                              14

     Item 6.  Exhibits and Reports on Form 8-K                               14


Signatures


CONSOLIDATED BALANCE SHEETS (UNAUDITED)                                HOMECORP, INC.
(IN THOUSANDS)                                                         AND SUBSIDIARY
--------------------------------------------------------------------------------------

                                                        September 30,    December 31,
                                                            1996             1995
                                                        -------------    ------------
ASSETS:

  Cash and cash equivalents:
    Cash and non-interest bearing deposits                $  6,915         $  7,634
    Interest bearing deposits                                   33              388
    Federal funds sold                                           -            2,390
      Total cash and cash equivalents                        6,948           10,412

  Securities available for sale, at fair value              12,149            8,311
  Investment securities (approximate market value of
    $5,413 in 1996 and $6,412 in 1995)                       5,503            6,504
  Mortgage-backed securities (approximate market
    value of $19,217 in 1996 and $24,146 in 1995)           19,679           24,488
  Federal Home Loan Bank Stock, at cost                      2,079            2,279

  Loans receivable, net                                    270,845          261,022

  Mortgage loans held for sale                               1,593            4,741
  Real estate acquired in settlement of loans                9,763            9,790
  Investment in real estate developments                     5,198            4,060
  Premises and equipment                                     3,430            3,630
  Other assets, principally accrued interest                 3,272            2,790
--------------------------------------------------------------------------------------
    Total Assets                                          $340,449         $338,027
--------------------------------------------------------------------------------------

LIABILITIES:

  Deposits                                                $307,820         $314,294
  Borrowed funds                                             8,300                -
  Advance payments by borrowers for taxes and
    insurance                                                  674            2,075
  Other liabilities                                          3,231            1,234
--------------------------------------------------------------------------------------
    Total Liabilities                                     $320,025         $317,603
--------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:

  Preferred stock-Par Value $0.1; 1,000,000
    shares authorized; none outstanding                          -                -
  Common stock-Par Value $.01; 5,000,000 shares
    authorized; 1,128,579 and 1,126,371 shares
    issued and outstanding for 1996 and 1995,
    respectively                                                11               11
  Paid-in capital                                            6,490            6,465
  Retained earnings                                         13,984           13,974
  Unrealized loss on securities available for
    sale, net of taxes                                         (61)             (26)
--------------------------------------------------------------------------------------
    Total Shareholders' Equity                            $ 20,424         $ 20,424
--------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity            $340,449         $338,027
--------------------------------------------------------------------------------------



CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)                   HOMECORP, INC.
(IN THOUSANDS, EXCEPT PER SHARE DATA)                             AND SUBSIDIARY
--------------------------------------------------------------------------------

                                        Three Months Ended   Nine Months Ended
                                          September 30,        September 30,
                                         1996       1995      1996      1995
                                         ----       ----      ----      ----

INTEREST INCOME:
  Loans receivable                      $ 5,524    $ 5,644   $16,172   $15,851
  Mortgage-backed securities                297        374       946     1,176
  Securities available for sale             187         99       486       314
  Investment securities and other           126        234       569       978
--------------------------------------------------------------------------------
    Total interest income                 6,134      6,351    18,173    18,319
--------------------------------------------------------------------------------

INTEREST EXPENSE:
  Deposits                                3,678      3,862    11,032    11,126
  Borrowed funds                             74         93        74        93
--------------------------------------------------------------------------------
    Total interest expense                3,752      3,955    11,106    11,219
--------------------------------------------------------------------------------
  Net interest income                     2,382      2,396     7,067     7,100
  Provision for loan losses                 175         90       395       270
--------------------------------------------------------------------------------
    Net interest income after
      provision for loan losses           2,207      2,306     6,672     6,830
--------------------------------------------------------------------------------

NON-INTEREST INCOME:
  Fees and service charges                  436        371     1,252     1,049
  Net gains on sale of loans,
    investment securities, and
    mortgage-backed securities              181        101       729       184
  Income (loss) from real estate
    developments                            388        (68)      375        27
  Operations of real estate owned           120          -       351         -
  Other                                      22         40       106       111
--------------------------------------------------------------------------------
    Total non-interest income             1,147        444     2,813     1,371
--------------------------------------------------------------------------------

NON-INTEREST EXPENSE:
  Compensation and benefits               1,264      1,155     3,773     3,394
  Office occupancy and equipment            305        304       923       868
  Data processing                           232        190       673       543
  Federal deposit insurance premium         228        203       634       639
  SAIF special assessment                 2,043          -     2,043         -
  Other                                     539        452     1,434     1,323
--------------------------------------------------------------------------------
    Total non-interest expense            4,611      2,304     9,480     6,767
--------------------------------------------------------------------------------
Income before income taxes               (1,257)       446         5     1,434
Income taxes                               (501)       168        (5)      542
--------------------------------------------------------------------------------
Net income (loss)                       $  (756)   $   278   $    10   $   892
--------------------------------------------------------------------------------
Earnings per common and common
  equivalent share:
  Earnings per share                    $ (0.64)   $  0.23   $  0.01   $  0.76
                                        =======    =======   =======   =======


CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)                  HOMECORP, INC.
(IN THOUSANDS)                                                    AND SUBSIDIARY
--------------------------------------------------------------------------------

                                                        Nine Months Ended
                                                          September 30,
                                                         1996       1995
                                                         ----       ----
Cash flows from operating activities:
  Net income                                            $    10   $    892
  Adjustment to reconcile net income to net cash
    (used in) operating activities:
     Amortization of:
       Premiums and discounts on loans, and mortgage-
         backed and investment securities                   109        131
  Net (income)/loss from real estate developments          (375)       (27)
  Provision for loan losses                                 395        270
  Net (gain) loss on sale of:
    Loans receivable                                       (729)       179
    Securities available for sale                             -         (4)
  Depreciation and amortization of premises
    and equipment                                           347        340
  Decrease (Increase) in loans held for sale              3,148     (3,557)
  Increase (Decrease) in cash flows due to
    changes in:
    Accrued interest and other assets                      (454)      (194)
    Accrual for SAIF special assessment                   2,043          -
    Deferred taxes and other liabilities                    (46)      (117)

Total adjustments                                         4,438     (3,337)
    Net cash provided by (used in) operating
      activities                                          4,448     (2,445)

Cash flows from investing activities:
  Loan originations, net of principal payments
    on loans                                             (4,197)   (16,015)
  Purchases of:
    Loan participations                                  (5,202)    (8,155)
    Securities available for sale                        (6,997)         -
    Investment securities                                (1,500)      (282)
    Certificates of deposit                              (7,000)   (11,000)
    Premises and equipment                                 (147)      (407)
  Investment in foreclosed real estate                      (24)    (1,179)
  Investment in real estate developments                   (977)    (1,093)
  Principal payments on mortgage-backed securities        4,688      3,231
  Principal repayments of securities available for
    sale                                                  1,086        679
  Proceeds from sales of:
    Securities available for sale                             -      2,554
    Real estate developments                                 67        210
    Foreclosed real estate                                   61        675
  Proceeds from maturities of:
    Certificates of deposit                               7,000     13,000
    Investment securities                                 2,500      1,000
    Securities available for sale                         1,986          -
  Redemption of investments required by law                 172          -
  Distributions of income on real estate
    partnerships                                            147      1,209

Net cash provided by investing activities                (8,337)   (15,573)

Cash flows from financing activities:
  Net increase (decrease) in borrowings                   8,300      2,000
  Net increase (decrease) in deposits                    (6,473)     6,593
  Net increase (decrease) in advance payments by
    borrowers for taxes and insurance                    (1,402)      (792)

Net cash used in financing activities                       425      7,801

Net increase (decrease) in cash and cash equivalents     (3,464)   (10,217)

Cash and cash equivalents at beginning of year           10,412     17,983

Cash and cash equivalents at end of year                  6,948      7,766
Supplemental disclosures of cash flow information
 payment during the period for:
   Interest                                              10,873     11,033
   Taxes                                                    240        300


                                HOMECORP, INC.
                                AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  MANAGEMENT'S STATEMENT

     In the opinion of management the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of HomeCorp, Inc. and Subsidiary (the Company) at September 30, 1996 and December 31, 1995 and the results of operations for three and nine month periods ended September 30, 1996 and 1995 and cash flows for the year-to-date periods ended September 30, 1996 and 1995. The Notes to the Consolidated Financial Statements which are contained in the 1995 Annual Report to Shareholders and incorporated by reference into the 1995 Form 10-K should be read in conjunction with these Consolidated Financial Statements.

(2)  LOANS RECEIVABLE

     Following is a summary of loans receivable for the dates indicated:

                                                Sept. 30,    Dec. 31,
     (In Thousands)                               1996         1995
                                                ---------    --------

     Conventional first mortgage loans          $182,031     $195,423
     Short-term construction and land loans       16,016        9,102
     Commercial business loans                     5,855        4,007
     Auto loans                                   51,598       38,687
     Home equity and improvement loans            20,721       16,268
     Other consumer loans                          1,290        1,294
                                                --------     --------
         Total loans receivable, gross          $277,511     $264,781


     Less:
     Loans in process                              5,407        2,754
     Deferred loan origination costs                (415)        (440)
     Unearned discount, principally on
       loans purchased                               222          270
     Allowance for possible loan losses            1,452        1,175
                                                --------     --------
         Total loans receivable net             $270,845     $261,022
                                                ========     ========

     Adjustable rate loans totaled $114.7 million and $111.7 million at September 30, 1996 and December 31, 1995, respectively. The Bank serviced first mortgage loans for other institutions approximating $151.4 million and $125.8 million at September 30, 1996 and December 31, 1995, respectively.

     The following summarizes activity in the allowance for loan losses for the three and nine month periods indicated:

                                     Three Months Ended      Nine Months Ended
                                    Sept. 30,   Sept. 30,   Sept. 30,   Sept. 30,
(In Thousands)                        1996        1995        1996        1995
                                    ---------   ---------   ---------   ---------
Balance at beginning of period       $1,365      $1,034      $1,175      $1,048
Charge-offs                             (89)        (29)       (122)       (227)
Recoveries                                1           -           4           4
Provision for possible loan losses      175          90         395         270
                                     ------      ------      ------      ------
Balance at end of year               $1,452      $1,095      $1,452      $1,095
                                     ======      ======      ======      ======

     Total impaired loans at September 30, 1996 were $2,881,000.

     In addition to residential and commercial mortgage loans and consumer loans 90 days or more delinquent, which totaled $2,675,000, the Bank identified as impaired one loan totaling $206,000 to a borrower who also had a commercial real estate loan that was greater than 90 days delinquent as of September 30, 1996. The $206,000 loan was current at September 30, 1996. Total indebtedness of this borrower was $980,000 at September 30, 1996. The indebtedness is secured by a commercial building which is being leased to retail businesses. A reserve of $45,000 had been established for this borrower at December 31, 1995.

     Included in impaired loans were two participating interests totaling $1,445,000 at September 30, 1996 that were ninety days delinquent but which continued on an accrual basis. The participating interests represent interests in loans to a single borrower who recently filed for bankruptcy protection under Chapter 11 and are secured by multi-family properties located in Southern Wisconsin. The cash flow from both properties is currently being diverted to a bankruptcy trustee for distribution. It is anticipated that funds will be released to the participating banks as senior secured creditors and that such funds will return the loans to a current status and maintain scheduled payments. Based upon the current and historical lease performance of the buildings, their current physical condition and the economic condition of the area in which the buildings are located, accrual status was considered appropriate.

     A total of $151,000 in interest income was recognized during the first nine months of 1996 on impaired loans. A total of $94,000 was recognized on the two delinquent participations discussed above, including $31,000 which was accrued at September 30, 1996. An additional $82,000 of interest income would have been recognized had the non accruing impaired loans remained current. The average recorded investment in impaired loans during the nine months ended September 30, 1996 was approximately $1.5 million.

     At September 30, 1995, the recorded investment in loans that were considered to be impaired was $150,000, all of which were on a nonaccrual basis. There was no allowance for loan losses related to the impaired loans. The average recorded investment in impaired loans during the nine months ended September 30, 1995 was approximately $5.4 million. For the nine months ended September 30, 1995, the Bank recognized interest income on impaired loans of $364,000.

     The Bank has no restructured loans at September 30, 1996.

(3)  EARNINGS PER SHARE

     Earnings (loss) per share for the three and nine months ended September 30, 1996 were computed by dividing net income by 1,175,539 and 1,174,467, the average number of common and common equivalent shares (using the treasury share method) outstanding, respectively. The Company's equivalent shares consist entirely of common stock options.

     Earnings per share for the three and nine months ended September 30, 1995 were computed by dividing net income by 1,168,213 and 1,167,773, the weighted average number of shares outstanding during the respective periods as adjusted for the dilutive effect of common stock options.

(4)  CHANGES IN ACCOUNTING PRINCIPLES

     During the quarter ended March 31, 1996, the Company adopted FASB Statement No. 122, "Accounting for Mortgage Servicing Rights," which requires that an allocation of costs be made between loans and their related servicing rights for loans originated with a definitive plan to sell with servicing rights retained. Statement No. 122 requires entities to recognize a separate asset for servicing rights which will increase the gain on sale of loans when the servicing rights are retained. Statement No. 122 is being applied on a prospective basis to mortgage servicing rights acquired after December 31, 1995. Mortgage servicing rights acquired prior to January 1, 1996 will continue to be accounted for under the prior accounting rules, under which costs were fully allocated to the loan and servicing income was recognized as it was received over the life of the loan. The effect of adopting this statement was to increase net income after income taxes by $239,000 during the nine months ended September 30, 1996. Servicing rights capitalized in accordance with this accounting pronouncement totaled $392,000 at September 30, 1996.

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



                              FINANCIAL CONDITION

The Company has continued its focus upon community banking during 1996, as evidenced by the continued growth in the consumer and commercial loan portfolios. The consumer portfolio increased $17.4 million, or 30.9% during the first nine months of 1996. The increase was largely due to the increase in automobile loans, most of which are originated indirectly through local auto dealers. While representing a smaller percentage of the total increase, home equity and improvement loans increased 27.4% during the first nine months of 1996. The September 30, 1996 consumer loan delinquency ratio was .5% of the portfolio.

The commercial portfolio increased $1.8 million, or 46.1% during the same time period. Construction and land loans also increased during the first nine months of 1996. Gross construction and land loans totaled $16.0 million at September 30, 1996 as compared to $9.1 million at December 31, 1995.

The conventional first mortgage loan portfolio declined $13.4 million during the nine months ended September 30, 1996. The majority of conventional mortgage loan originations were sold, with the servicing retained by the Bank.

The Bank reclassified $450,000 of the general loan loss reserve against foreclosed real estate. The reclassification has been reflected in prior periods as well. Reserves had been provided in past periods and it was determined the reclassification of the reserve amount more accurately reflected the nature of the allowances provided. The balance of foreclosed real estate at September 30, 1996 was unchanged from December 31, 1995. The general loan loss reserve has been reclassified in prior periods to conform to the current year's presentation.

Investment in real estate developments increased $1.1 million to $5.2 million between September 30, 1996 and December 31, 1995. The increase is primarily the result of operating costs and improvements within one of the Company's real estate ventures. All the cash flow generated by the venture is used to reduce the debt of the venture, which is held by an unaffiliated party.

Deposits decreased $6.5 million during the first nine months of 1996, primarily in longer term certificates of deposit, defined as original terms of 24 months or greater. Shorter term certificates increased $7.2 million during the nine month period. Management continues to focus upon attracting core deposits and shorter term certificates of deposit.

Shareholder's equity remained unchanged at $20.4 million between September 30, 1996 and December 31, 1995. The accrual of the $2.0 million SAIF assessment as of September 30, 1996 reduced 1996 earnings to $10,000. The Bank's increased investment in its real estate development subsidiary together with the growth experienced in the consumer and commercial loan portfolios resulted in a September 30, 1996 risk based capital ratio of 7.74% as compared to the 8.0% requirement of the Office of Thrift Supervision, the Bank's primary regulator. In order to achieve compliance at December 31, 1996, management intends to reduce the Bank's investment in its subsidiary through the continued sale of real estate or reduce risk based assets through the sale of higher risk weighted assets and the repayment of Federal Home Loan Bank advances. See - "Liquidity and Capital."

Impaired loans increased to $2.9 million at September 30, 1996 from $1.0 million at December 31, 1995. The increase is primarily the result of two participating interests in multi-family loans totaling $1.4 million which were classified as impaired during the third quarter of 1996. See - "Footnote (2) - Loans Receivable."

                              RESULTS OF OPERATION

The following table presents, for the period indicated, the yields on average interest-earning assets as well as the cost of average interest-bearing liabilities. The table does not reflect the impact of income taxes. All averages are monthly average balances.



                                    Three Months Ended    Nine Months Ended
                                      September 30,         September 30,
                                     1996       1995       1996       1995
                                     ----       ----       ----       ----

Mortgage loans                       8.04%      8.24%      7.95%      8.02%
Consumer loans                       8.38       8.56       8.28       8.44
Commercial loans                     9.32       9.27       9.33       9.61
Other earning assets                 5.89       5.94       5.79       5.94
                                     ----       ----       ----       ----
  Total interest-earning assets      7.85       7.95       7.72       7.72
                                     ----       ----       ----       ----

Deposits                             4.86       5.03       4.83       4.85
Other borrowings                     5.64       6.11       5.64       6.11
                                     ----       ----       ----       ----
                                     4.88       5.04       4.83       4.86
                                     ----       ----       ----       ----

Interest rate spread                 2.97%      2.91%      2.89%      2.86%
                                     ====       ====       ====       ====
Net interest rate margin             3.05%      3.00%      3.00%      2.99%
                                     ====       ====       ====       ====

THREE MONTHS ENDED SEPTEMBER 30, 1996 VS 1995:

The Company's third quarter earnings were impacted by Congressional legislation signed by President Clinton on September 30, 1996 which included a special assessment on all institutions insured under the Savings Association Insurance Fund (SAIF). HomeCorp's special assessment totaled $2.0 million which resulted in a net after tax reduction in operating earnings of $1.2 million. Excluding this special assessment, HomeCorp's third quarter earnings were $490,000 or $0.41 per share, an increase of 76% from the $278,000 or $0.23 per share reported for the third quarter of 1995.

Non-interest income generated the increase in earnings between quarters. The largest increase was income from real estate development, which increased to $388,000 in third quarter 1996 from a loss of $68,000 in the prior year. The increase is primarily due to the sale of commercial lots, although the sale of single family lots also increased from the prior year.

Income from REO operations totaled $120,000 for the third quarter of 1996. The shopping center generating the net operating earnings entered REO in late September 1995. The center remains in excess of 90% leased and is listed for sale. The center, as a commercial real estate loan, did generate interest revenue through most of the third quarter of 1995.

Gains from the sale of residential mortgage loans increased to $181,000 during the third quarter of 1996 as compared to $101,000 in third quarter

1995, an increase of $80,000 or 79% due to the adoption of an accounting standard requiring the recognition of servicing rights at the time of sale for loans sold on a servicing retained basis and approximately $2.4 million more in mortgage loan sales in 1996 as compared to 1995. See - "Footnote (3) - "Changes in Accounting Principles." Management continues to sell virtually all fixed rate residential mortgage loans originated and some adjustable rate loans. Management will continue to originate adjustable rate loans for portfolio as long as yields can be obtained to provide favorable returns to the Bank. Adjustable rate loans with fixed rates for initial periods of three and five years and annual adjustments thereafter as well as six month adjustable loans have been originated for portfolio.

Service charges and loan fees increased $65,000, or 17.5%, to a total of $436,000 for third quarter 1996 as compared to $371,000 for third quarter 1995. Service charges continue to benefit from the growth experienced in the number of retail and business checking accounts. Loan fees have benefited from the increased mortgage loan servicing portfolio, which totaled $151.4 million at September 30, 1996. The servicing portfolio was $125.8 million at December 31, 1995.

Net interest income totaled $3.8 million for the three months ended September 30, 1996 as compared to $4.0 million during the same 1995 period. Interest spread, the difference between the asset yield and cost of funds, increased to 2.97% from 2.91% and net interest margin increased to 3.05% from 3.00%. The decline in total dollars of net interest income is the result of a decline in the average balance of interest bearing assets. The average interest bearing assets of the Bank were $312.4 million for third quarter 1996 as compared to $319.4 million for the third quarter of 1995.

Operating expenses, excluding the special SAIF assessment, increased $264,000 between the third quarters of 1996 and 1995. The largest increases were noted in compensation and benefits which reflect the impact of additional lending personnel and increased pension costs.

NINE MONTHS ENDED SEPTEMBER 30, 1996 VS 1995:

Earnings for the nine month period were likewise impacted by the special (SAIF) assessment and resulted in net income for the nine months ended September 30, 1996 of $10,000. Net income excluding the special assessment totaled $1.3 million as compared to $892,000 in the prior year, an increase of 40.8%.

Noninterest income more than doubled to a total of $2.8 million during the nine months ended September 30, 1996 as compared to the comparable prior year period. The largest increase was noted in gains on the sale of mortgage loans, which increased $545,000 to $729,000 in 1996 from $184,000 during 1995. A total of
$442,000 in gains were generated through the recognition of servicing rights retained in accordance with FAS 122.

The operation of a shopping center obtained through foreclosure generated $351,000 in net operating income during 1996. The center was not operated by the Bank until the fourth quarter of 1995.

Income from real estate development increased to $375,000 during the first nine months from 1996 from $27,000 during the comparable period of 1995. The increase is due primarily to the sale of two commercial land parcels from one of the partnerships in which the Bank's subsidiary is a partner. Single family lot sales have also increased throughout 1996 as compared to 1995.

Loan fees and service charges increased $203,000 between 1996 and 1995, representing a 19.3% increase. The mortgage loan servicing portfolio was the primary contributor to the loan fee increase. Most mortgage loan sales have occurred on a servicing retained basis, resulting in an increasing revenue stream from the servicing portfolio. Service charges increased primarily as a result of the growth in the number of core deposit accounts, which typically generate higher levels of fee income. The growth experienced in the number of business checking accounts has also contributed significantly to the fee revenue increase.

Net interest margin increased to 3.00% during 1996 from 2.99% during 1995. A decline in average interest bearing assets resulted in a decrease of $33,000 in net interest income between the first nine months of 1996 and 1995.

Operating expenses, excluding the special SAIF assessment, increased $670,000, or 9.9% between the first nine months of 1996 and the first nine months of 1995. The largest increases were noted in compensation and benefits which reflect the impact of additional lending personnel and increased pension costs. Data processing costs also increased between 1996 and 1995 due to the Bank's expanding customer base, including the loan servicing portfolio, and expanded services required in connection with ongoing targeted marketing efforts.


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

The Bank's liquidity, represented by cash and cash equivalents, is a product of its operative activities, investing activities, and financing activities. These activities are summarized as follows for the nine month periods ended September 30, 1996 and 1995.

                                        1996       1995
                                      --------   --------
                                        (In Thousands)

     Operating Activities:
       Net income                      $    10   $    892
     Adjustments to reconcile
       net income to net cash
       used in operating activities      4,438     (3,337)
                                       -------   --------
     Net cash provided by (used in)
       operating activities              4,448     (2,445)

     Net cash investing activities      (8,337)   (15,573)
     Net cash financing activities         425      7,801
                                       -------   --------
     Net increase (decrease) in
       cash and cash equivalents        (3,464)   (10,217)
     Cash and cash equivalents
       at beginning of year             10,412     17,983
                                       -------   --------
     Cash and cash equivalents
       at end of period                $ 6,948   $  7,766
                                       =======   ========

The largest difference in the adjustments to reconcile net income to net cash provided by or used in operating activities between 1996 and 1995 was the change in the portfolio of mortgage loans held for sale. Mortgages held for sale decreased $3.1 million during the nine months ended September 30, 1996 as compared to an increase of $3.6 million during the nine months ended September 30, 1995. The held for sale portfolio totaled $1.6 million at September 30, 1996. The portfolio declined largely due to declining aggregate origination volumes and a shift of some origination volumes into adjustable mortgages that are currently being placed into the Bank's loan portfolio. The average held for sale portfolio for 1996 has been $5.3 million as compared to the 1995 average of $3.1 million. Another significant adjustment to reconcile net income to operating net cash operating activities was the accrual of the $2.0 million SAIF assessment during 1996.

Cash investing activities utilized $8.3 million during 1996 and $15.6 million during 1995. The more significant differences in cash activities between the two years were loan related activities. The use of cash from loan originations net of principal repayments declined to $4.2 million in 1996 from $16.0 million in 1995. Originations increased in 1996 although such increase was more than offset by increased repayment activity. Most of the increased repayments were experienced in the consumer portfolio, which is to be expected as the automobile loan portfolio seasons. Repayments increased within the mortgage-backed securities portfolio as well, increasing to $4.7 million in 1996 from $3.2 million in 1995.

Purchases of participating interests in multi-family and commercial real estate loans declined in 1996 to $5.2 million from $8.2 million in 1995. Purchases of investment securities and securities available for sale increased in 1996 to $1.5 million and $7.0 million, respectively. Total 1995 purchases were $282,000. A total of $4.5 million of securities from the investment and available for sale portfolios matured during 1996.

Financing activities provided $425,000 in cash in 1996 as compared to $7.8 million in the prior year. Deposits declined $6.5 million in 1996 as compared to growth of $6.6 million in 1995. Borrowings were used to a greater extent in 1996, with an $8.3 million increase in borrowings noted during the nine months ended September 30, 1996. Borrowings increased $2.0 million during the same nine month period of 1995. Borrowings totaled $8.3 million at September 30, 1996, represented totally by Federal Home Loan Bank advances. Management anticipates the continued use of advances as a funding source, primarily on a short term basis.

As noted earlier, the Bank did not meet the regulatory risk-based capital level at September 30, 1996. The Bank's capital ratios at September 30, 1996 were:
4.52% tangible and leverage and 7.74% risk based. These compare to Office of thrift Supervision requirements of 3.00% tangible and leverage and 8.00% risk based. The difference in ratios equates to a regulatory shortfall of $560,000. Management is planning for the sale of real estate from the Bank's real estate development subsidiary during the fourth quarter as a means of generating a large portion of the necessary risk-based capital. Additionally, the sale of held for sale mortgage loans and available for sale securities may be used to repay advances outstanding at September 30, 1996. Management anticipates returning to capital compliance by December 31, 1996.

The Bank is subject to a wide variety of regulatory sanctions as a result of its regulatory capital shortfall; however, management does not anticipate that any sanctions or restrictions will be imposed provided that the Bank achieves capital compliance by December 31, 1996.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


    (a)  Exhibits
         Index to exhibits
         (11) Statement regarding computation of earnings per share (included in Note 3)

         (27) Financial Data Schedule (attached)


    (b)  Reports on Form 8-K
         HomeCorp filed the following Form 8-K during the quarter ended September 30, 1996.

         July 30, 1996 - The registrant issued a release on July 16, 1996 announcing the results of operations for the second quarter of 1996.

                                HOMECORP, INC.
                                AND SUBSIDIARY

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HOMECORP, INC.
                                        --------------
                                        (Registrant)



Date:  November 12, 1996                /s/ C. Steven Sjogren
      -------------------               ---------------------------------
                                        C. Steven Sjogren
                                        President
                                        Chief Executive Officer



Date:  November 12, 1996                /s/ John R. Perkins
      -------------------               ---------------------------------
                                        John R. Perkins
                                        Executive Vice President
                                        Chief Financial Officer



Date:  November 12, 1996                /s/ Dirk J. Meminger
      -------------------               ---------------------------------
                                        Dirk J. Meminger
                                        Treasurer
                                        Chief Accounting Officer