Form 10-K
period 1996-12-31
HOMECORP INC
filed 1997-03-28
CIK 857667

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                      ----------------------------------
                                   FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996 (NO FEE REQUIRED)

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (NO FEE REQUIRED)

     For the transition period from ________ to ________
     Commission File Number 0-18284

                                HOMECORP, INC.
-----------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

          Delaware                                        36-3680814
-------------------------------                ------------------------------
(State or Other Jurisdiction of               (I.R.S. Employer Identification
 Incorporation or Organization)                            Number)

1107 E. State Street, Rockford, Illinois                    61104
-----------------------------------------------------------------------------
(Address of Principal Executive Offices)                   Zip Code

Registrant's telephone number, including area code:   (815) 987-2200

Securities Registered Pursuant to Section 12(b) of the Act:

                                     None

Securities Registered Pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share
                    --------------------------------------
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for
the past 90 days.  YES [X]    NO ___

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K   (X)

As of March 18, 1997, there were issued and outstanding 1,128,779 shares of the Registrant's Common Stock.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the Nasdaq National Market System, as of March 18, 1997 was $16,383,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                      DOCUMENTS INCORPORATED BY REFERENCE
Parts II and IV of Form 10-K - Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1996.

Part III of Form 10-K - Portions of the Proxy Statement for Annual Meeting of Stockholders to be held in 1997.


PART I

Item 1.  Business

General
-------

HomeCorp, Inc. (the "Company") is a Delaware corporation formed in 1989 as a thrift holding company to serve as the holding company for HomeBanc, a federal savings bank ("HomeBanc" or the "Bank"). The Bank was organized in 1889 as the Swedish Building and Loan Association. HomeBanc converted to a federally chartered mutual savings and loan association in 1967 and a federal stock savings bank in 1990. At December 31, 1996, the Company had $335.8 million of assets, $311.8 million of deposits and $20.9 million of stockholders' equity.

As a community oriented savings bank, HomeBanc offers a range of retail banking services through its nine full service offices and one limited service office located in Winnebago, Stephenson, and Lee Counties, Illinois. Included in the nine full service offices is a supermarket office in Rockford which opened in April 1995. HomeBanc is principally engaged in the business of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to originate residential mortgage, consumer, and small business loans. HomeBanc sells the majority of its residential mortgage originations with servicing retained. The Bank's balance sheet reflects these sales together with the increasing origination of consumer and small business loans. The consumer loan portfolio increased $19.5 million, or 35% during 1996 while commercial business loans increased $2.2 million, or 56%. HomeBanc also, to a lesser extent, originates construction and commercial real estate loans primarily on properties located in its market area as well as construction and land loans in the western and northern suburban Chicago markets.

Since 1993 the Bank has purchased participating interests in permanent and construction loans on multi-family and commercial properties located primarily in southern Wisconsin. The Bank purchased participating interests in seven loans totaling $7.2 million during 1996. The Bank intends to continue the purchase of such participations secured by properties located in

Midwest States. The loans are adjustable rate or short term fixed rate loans. In current market conditions, non-residential lending activities may be more profitable than residential. See "Originations, Purchases, Sales, and Servicing of Real Estate Loans."

In the past, HomeBanc through its subsidiary Home Federal Service Corporation, made substantial investments in real estate development projects, principally in the western and northern suburbs of Chicago. As a result of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), HomeBanc has made no new commitments for real estate development projects since 1989.
See "Subsidiary Activities" and "Regulation". HomeBanc also offers brokerage and related services through its affiliation with Invest Financial Corporation, a full-service investment brokerage program.

HomeBanc intends to continue to emphasize consumer and small business lending in its principal lending markets, as well as its traditional residential lending. Subject to regulatory restrictions and the volume and mix of construction activity in the real estate market, the Bank also intends to continue to emphasize residential construction lending. In addition, the Bank will continue to manage as well as reduce its existing real estate development investments.


Market Area
-----------

HomeBanc serves its customers through six full service offices located in the Rockford, Illinois metropolitan area, two full service offices located in the Freeport, Illinois area, and one full service and one limited service office located in Dixon, Illinois. The Rockford metropolitan area has a population of approximately 348,000, making it the second most highly populated metropolitan area in the State of Illinois, and is located approximately 55 miles west of the Chicago suburbs. This market area is characterized by a diverse economic base that features a variety of manufacturing and service firms. Major corporations headquartered or having substantial operations in or around the Rockford area include the Chrysler Corporation, the Newell Company, Sundstrand Corporation, Ingersoll Milling Machine Company and Clarcor. Motorola opened a repair facility in Rockford during 1995 and a manufacturing facility in a community approximately 25 miles from Rockford. Freeport is located approximately 30 miles west of Rockford and has a manufacturing based economy. Dixon is located 45 miles southwest of Rockford and has a manufacturing and agricultural economy.


Lending Activities - General
----------------------------

The principal lending activity has been the origination of fixed and adjustable rate conventional real estate loans to enable borrowers to pur chase or refinance owner-occupied homes. In addition, in order to increase the yield and interest rate sensitivity of its portfolio, the Bank originates and purchases consumer, commercial real estate, construction, commercial business loans, and land.

Loan applications are initially approved at various levels of authority, depending on the type, amount and loan-to-value ratio of the loan. Mortgage loan commitments of more than $250,000 must be approved by a majority of the members present at a duly convened meeting of the Bank's Senior Loan Committee. The Committee is comprised of the President, Executive Vice President, Senior Vice President-Commercial Lending, Senior Vice President, Residential Lending, and Vice President-Commercial Credit Administration. At least three Committee members are required for a quorum.

Commercial business loans of more than $150,000 must be approved by the Bank's
Senior Loan Committee.   Such loans in excess of $750,000 must be approved by
the Loan Committee of the Board of Directors, comprised of three outside Directors and the President.

Specific credit criteria and lending limitations are established for consumer loan officers. Any deviations from established guidelines require the approval of the Senior Loan Committee. All loans are ratified by the Board of Directors.


Loan Portfolio Composition. The following table sets forth information concerning the composition of the Bank's loan portfolio, in dollar amounts and in percentages (before deductions for unearned discounts, loans in process, deferred fees and discounts and allowance for loan losses) as of the dates indicated.

                                                                       At December 31,
                                   1996                 1995                 1994                 1993                 1992
                            Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent
                           ---------  --------  ---------  --------  ---------  --------  ---------  --------  ---------  --------
Real Estate Loans:
  Residential              $126,108      47.4%  $153,986      58.2%  $173,698      69.5%  $171,089      73.1%  $178,081      77.6%
  Commercial                 40,086      15.1%    38,850      14.7%    38,813      15.5%    27,917      11.9%    18,801       8.2%
  Construction               13,482       5.1%     9,354       3.5%     5,548       2.2%    11,379       4.9%    10,210       4.4%
  Land                        4,415       1.6%     2,335       0.9%     1,611       0.7%     3,361       1.4%     3,386       1.5%
                           --------    ------   --------    ------   --------     -----   --------     -----   --------     -----
  Total R.E. Loans         $184,091      69.2%  $204,525      77.3%  $219,670      87.9%  $213,746      91.3%  $210,478      91.7%

Other Loans:
  Consumer Loans
  Automobile                 53,249      20.0%    38,687      14.6%    14,602       5.8%     7,341       3.1%     6,806       3.0%
  Home Equity and
   Improvement               21,168       8.0%    16,268       6.1%    12,297       4.9%    10,238       4.4%     9,668       4.2%
  Other                       1,374       0.5%     1,293       0.5%     1,213       0.5%       896       0.4%     1,686       0.7%
                           --------    ------   --------    ------   --------     -----   --------     -----   --------     -----
  Total Consumer Lns.      $ 75,791      28.5%  $ 56,248      21.2%  $ 28,112      11.2%  $ 18,475       7.9%  $ 18,160       7.9%

  Commercial
   Business Loans          $  6,243       2.3%  $  4,007       1.5%  $  2,211       0.9%  $  1,921       0.8%  $    966       0.4%
                           --------    ------   --------    ------   --------     -----   --------     -----   --------     -----
  Total Other Loans        $ 82,034      30.8%  $ 60,255      22.7%  $ 30,323      12.1%  $ 20,396       8.7%  $ 19,126       8.3%
                           --------    ------   --------    ------   --------     -----   --------     -----   --------     -----
  Total Loans              $266,125     100.0%  $264,780     100.0%  $249,993     100.0%  $234,142     100.0%  $229,604     100.0%
                                       ------               ------                -----                -----                -----
LESS
  Unearned Discount        $    210             $    270             $    623             $    761             $  1,102
  Loans in Process            5,639                2,753                3,343                2,561                1,039
  Deferred Fees and
   Discount                    (446)                (440)                (331)                 (57)                 (41)
  Allowance for
   Loan Losses                1,582                1,175                1,048                  956                  900
                           --------             --------             --------             --------             --------
Total Loans Receivable,
  Net                      $259,140             $261,022             $245,310             $229,921             $226,604
                           ========             ========             ========             ========             ========


The following table shows the fixed and adjustable rate composition of the Bank's loan portfolio, in dollar amounts and in percentages (before deductions for unearned discounts, loans in process, deferred fees and discounts and allowance for loan losses) as of the dates indicated.

                                                                     At December 31,
                                   1996                1995                1994                1993                1992
                            Amount    Percent    Amount   Percent    Amount   Percent    Amount   Percent    Amount    Percent
Fixed Rate Loans
 Real Estate:
   Residential             $ 77,679      29.2%  $ 93,155     35.2%  $107,055     42.8%  $111,653     47.7%  $103,083      44.9%
   Commercial                16,071       6.0%    12,854      4.8%    17,382      7.0%     9,479      4.0%     5,055       2.2%
   Construction                 400       0.2%       168      0.1%       459      0.2%         0      0.0%         0       0.0%
   Land                       1,611       0.6%       216      0.1%        74      0.0%         0      0.0%         0       0.0%
                           --------     -----   --------     ----   --------    -----   --------    -----   --------  --------
 Total R.E. Loans            95,761      36.0%   106,393     40.2%   124,970     50.0%   121,132     51.7%   108,138      47.1%

 Consumer                    61,117      23.0%    44,649     16.8%    18,633      7.4%     9,566      4.1%     9,141       4.0%
 Commercial Bus.              3,037       1.1%     2,062      0.8%     1,005      0.4%       844      0.4%       629       0.3%
                           --------     -----   --------     ----   --------    -----   --------    -----   --------  --------
 Total Fixed
   Rate Loans               159,915      60.1%   153,104     57.8%   144,608     57.8%   131,542     56.2%   117,908      51.4%
                           --------     -----   --------     ----   --------    -----   --------    -----   --------  --------

Adjustable Rate Loans
 Real Estate:
   Residential               48,429      18.2%    60,831     23.0%    66,643     26.7%    59,437     25.4%    74,998      32.7%
   Commercial                24,015       9.0%    25,996      9.8%    21,431      8.6%    18,438      7.9%    13,746       6.0%
   Construction              13,082       4.9%     9,186      3.5%     5,089      2.0%    11,379      4.9%    10,210       4.4%
   Land                       2,804       1.1%     2,119      0.8%     1,537      0.6%     3,361      1.4%     3,386       1.5%
                           --------     -----   --------     ----   --------    -----   --------    -----   --------  --------
 Total R.E. Loans            88,330      33.2%    98,132     37.1%    94,700     37.9%    92,615     39.6%   102,340      44.6%

 Consumer                    14,674       5.5%    11,599      4.4%     9,479      3.8%     8,909      3.8%     9,019       3.9%
 Commercial Bus.              3,206       1.2%     1,945      0.7%     1,206      0.5%     1,076      0.4%       337       0.1%
                           --------     -----   --------     ----   --------    -----   --------    -----   --------  --------
 Total Adjustable
   Rate Loans               106,210      39.9%   111,676     42.2%   105,385     42.2%   102,600     43.8%   111,696      48.6%
                           --------     -----   --------     ----   --------    -----   --------    -----   --------  --------
   Total Loans              266,125     100.0%   264,780    100.0%   249,993    100.0%   234,142    100.0%   229,604     100.0%

LESS
 Unearned Discount              210                  270                 623                 761               1,102
 Loans in Process             5,639                2,753               3,343               2,561               1,039
 Deferred Fees
   and Discounts               (446)                (440)               (331)                (57)                (41)
 Allowance for
   Loan Losses                1,582                1,175               1,048                 956                 900
                           --------             --------            --------               -----            --------
Total Loans Receivable,
 Net                       $259,140             $261,022            $245,310            $229,921            $226,604
                           ========             ========            ========            ========            ========


Loan Maturities. The following schedule illustrates the contractual maturity of the Bank's loan portfolio, at December 31, 1996. Loans which have adjustable or floating interest rates are shown as maturing in the period during which the loan is due. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Loan maturities are stated at principal value.

                                    Real Estate
                     Residential Loans       Commercial                   Construction              Land            Consumer (1)
                    ------------------      -------------------      ---------------------   -----------------  -------------------
                                Weighted               Weighted                   Weighted            Weighted             Weighted
                                Average                Average                    Average             Average              Average
                     Amount      Rate       Amount      Rate         Amount        Rate      Amount     Rate     Amount      Rate
Amounts Due:
  Within 1 year      $   334      8.14%     $ 1,097      9.42%       $10,969        8.93%    $1,903     9.31%    $ 2,556     8.83%
After 1 year:
  1 to 2 years         1,934      6.90%       1,562      8.74%             0        0.00%         0     0.00%      5,346     8.95%
  2 to 3 years         3,965      7.76%       3,400      8.89%           106        9.25%     1,272     9.23%     11,619     8.94%
  3 to 5 years         6,391      8.16%       4,858      9.06%             0        0.00%       580     9.00%     53,964     8.56%
  5 to 10 years       18,961      8.28%      12,087      8.89%         2,000        8.44%        75     7.90%      1,865    10.23%
  10 to 15 years      49,644      7.85%         876      9.65%             0        0.00%        59     8.93%        441    11.45%
  15 to 25 years      17,461      8.24%      10,251      8.13%             0        0.00%       461     8.99%          0     0.00%


  Over 25 years       27,418      7.95%      5,955      8.27%           407      7.81%      65     9.07%        0     0.00%
                    --------     -----    --------      ----        -------  --------   ------  -------   -------  -------
Total               $126,108              $ 40,086                  $13,482             $4,415            $75,791
                    ========              ========                  =======             ======            =======

                           Commercial
                            Business                 Total
                      ---------------------  ----------------------
                                   Weighted                Weighted
                                   Average                 Average
                      Amount        Rate        Amount      Rate
Amounts Due:
  Within 1 year       $  3,208       9.02%    $ 20,067      8.98%
After 1 year:
  1 to 2 years             669       8.73%       9,511      8.48%
  2 to 3 years             469       8.48%      20,831      8.71%
  3 to 5 years           1,709       8.94%      67,502      8.57%
  5 to 10 years             43      10.75%      35,031      8.60%
  10 to 15 years             0       0.00%      51,020      7.92%
  15 to 25 years             0       0.00%      28,173      8.21%
  Over 25 years            145       6.40%      33,990      8.00%
                      --------                --------
Total                 $  6,243                $266,125
                      ========                ========



(1)  Includes demand loans, loans having no stated maturity and overdraft loans.

Of the $246.1 million of loans due after December 31, 1997, $156.4 million or 63.6%, have fixed rates of interest and $89.7 million or 36.4%, have adjustable rates of interest.

The Bank does not maintain a predetermined rollover policy for construction, land, and other non-amortizing or balloon loans. Individual loans are renewed at maturity as determined by management on a case-by-case basis after consideration of the borrower's historical performance and current market considerations.

Management believes the possible future volume of loan renewals or rollovers would not significantly impact the maturity information presented above.



One- to Four-Family Residential Real Estate Lending
---------------------------------------------------

Historically, HomeBanc originated for retention in its own portfolio fixed rate loans secured by one- to four-family residential real estate. In order to meet consumer demand, HomeBanc has continued to originate fixed rate residential loans. For several years, HomeBanc has sold fixed rate mortgage loans with maturities of 28 years or more into the secondary loan market. In April, 1993 the Bank amended its sales program in response to the historically low interest rates to include fixed rate mortgage loans with original maturities of 20 years. During 1994 the Bank began selling all fixed rate mortgage loans. During 1995, management began selling certain ARM originations. As of December 31, 1996, the Bank originated ARMS with initial adjustment periods ranging from six months to five years for retention. The majority of ARM originations are the Bank's fixed payment six month ARMs, marketed by the Bank as "Trombone" loans.

HomeBanc originates its Trombone loans based upon fully indexed rates and 30 or 15 year amortization periods. The resulting term to maturity of such loans is generally between 13 to 30 years. The interest rates on Trombone loans generally adjust every six months to a margin over six-month U.S.

Treasury Securities and carry 2% annual and 5% to 6% lifetime interest rate caps; however, the borrower's fixed payment does not change. The Trombone loan provides borrowers with the predictability of fixed payments while providing HomeBanc with an interest rate sensitive asset with no negative amortization. The Trombone loan avoids a common risk to ARM borrowers and lenders. That risk is the potential for a significant increase in monthly loan payments over time. As of December 31, 1996, HomeBanc had $36.6 million of fixed payment ARMs in its portfolio.

At December 31, 1996, loans secured by residential real estate totaled $126.1 million and represented 47.4% of the Bank's total loan portfolio. Of the total residential loans, $48.4 million had adjustable interest rates. This compares to $154.0 million of one- to four-family residential mortgage loans at December 31, 1995, with $60.8 million of such loans having adjustable interest rates. In view of the Bank's expanding consumer and commercial lending, management anticipates that the residential mortgage loans will continue to decline as a percentage of the Company's loan portfolio. As of December 31, 1996, most of HomeBanc's one- to four-family residential real estate loans were secured by properties located in its primary market area.

ARM rate adjustments are based upon changes in prevailing rates for comparable term U.S. Treasury securities plus a margin, and are generally limited to 2% maximum annual adjustments (1% semi-annual adjustments for six month adjustable rate loans) as well as a maximum aggregate adjustment over the life of the loan (generally 5% to 6%). Accordingly, the interest rates on these loans are not necessarily as rate sensitive as the Bank's cost of funds. Generally, the Bank's ARMs are not convertible into fixed rate loans, do not permit negative amortization of principal and carry no prepayment penalty. HomeBanc originates ARMs with terms to maturity of up to 30 years and qualifies its semi-annual and annual ARM borrowers based on the maximum interest rate to which the loan could adjust in the second year. The Bank originates ARMS with interest rates fixed for periods of three to five years. These borrowers are qualified based upon the starting rates of the loans.

ARMs entail risks resulting from potential increased payment obligations by the borrower as a result of repricing. Further, non-trombone ARMs offered by HomeBanc, as well as by many other institutions, sometimes provide for initial rates of interest below the rates which would prevail were the index used for pricing applied initially. These loans are subject to increased risk of delinquency or default as the higher, fully-indexed rate of interest subsequently comes into effect in replacement of the initial lower rate.

In underwriting one- to four-family residential real estate loans, HomeBanc evaluates both the borrower's ability to make monthly payments and the value of the property securing the loan. It is HomeBanc's policy that all loans in excess of 80% of the appraised value of the property be insured by a private mortgage insurance company approved by HomeBanc for the amount of the loan in excess of 80% of the appraised value. In addition, HomeBanc requires borrowers to obtain title and fire and casualty insurance in an amount not less than the amount of the loan. HomeBanc also carries mortgage single interest insurance which protects the Bank against certain types of uninsured property damage. Real estate loans originated by the Bank generally contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property. The Bank enforces these due on sale clauses to the extent permitted by law.


Construction and Land Lending
-----------------------------

The Bank makes construction loans primarily to builders and developers for the construction of one- to four-family residences and commercial real estate and the development of one- to four-family lots in the Bank's primary lending areas. The Bank also makes similar construction loans in the western and northern suburbs of Chicago. Historically, the Bank primarily originated loans to builders purchasing developed lots from the Bank's real estate development subsidiary. The Bank has continued its lending relationships with selected builders even though the Bank's subsidiary is phasing-out its development business. At December 31, 1996, loans secured by homes or projects under construction and land (including loans in process) aggregated $17.9 million, or 6.7% of the Bank's total loan portfolio as compared to $11.7 million, or 4.4% of the loan portfolio one year earlier. The Bank added a loan officer during 1995 to focus strictly upon construction loan originations. As of December 31, 1996, the Bank had no loans outstanding to its real estate development subsidiary or any entity in which the subsidiary participated. The December 31, 1996 loan balance was comprised primarily of residential construction loans made to non-affiliated borrowers in the Bank's primary lending market.

Most of the Bank's construction and land loans have been originated with adjustable rates of interest tied to the prime rate of interest and have terms of three years or less. Construction and land loans are generally made in amounts of up to a maximum loan-to-value ratio of 80% (75% in the case of commercial real estate) based upon an independent appraisal. Many of HomeBanc's construction and land loans provide an interest reserve for the payment of interest and fees from the loan proceeds. HomeBanc also obtains personal guarantees for substantially all of its construction and land loans.

HomeBanc purchased $2.0 million in participating interests in two construction loans totaling $9.3 million during 1996. The two loans are funding the construction of two multi-family buildings, one located in eastern Iowa, and one in southern Wisconsin. Approximately $148,000 was advanced on the two loans at December 31, 1996. HomeBanc has committed to purchase $2.0 million in participating interests in the end loans for the multi-family properties. See "Originations, Purchases, Sales, and Servicing of Real Estate Loans".

HomeBanc's construction loan agreements generally provide that pro rata principal repayments must be made as individual units are sold to third parties so that the remaining loan balance is in proportion to the value of the remaining security. Loan proceeds are disbursed in increments through an independent title company as construction progresses. The amount of each disbursement is based on the construction cost estimate of an independent architect, engineer or qualified fee inspector who inspects the project in connection with each disbursement request. The Bank periodically reviews the progress of the underlying construction project.

The application process for construction and land loans includes a submission to the Bank of plans, specifications and costs of the project to be constructed/developed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction (land plus building).

The Bank's construction and land loans may involve larger principal balances than do its one-to four-family residential loans. The maximum amount which HomeBanc or any institution may lend to any one borrower was reduced, effective August 9, 1989, from an amount equal to its regulatory capital (which was $25.6 million at September 30, 1989 prior to the implementation of the new capital requirements) to the greater of 15% of unimpaired capital and surplus or
$500,000.   This lower limit significantly reduced HomeBanc's ability to make large construction, commercial real estate or land loans without selling participations. The Bank's loans-to-one-borrower limit at December 31, 1996, was $3.4 million. See - "Commercial Real Estate Lending."

The table below sets forth by type of security property, the number and amount of HomeBanc's construction and land loans at December 31, 1996.

                                                   Outstanding    Amount Non-
                              Number      Loan      Principal    Performing or
                             of Loans  Commitment    Balance       of Concern
                             --------  ----------   ---------      ----------
                                       (Dollars in Thousands)
  Land acquisition and
   development.............      36      $ 4,415     $ 4,415         $  -
  Multi-family.............       2        2,000         148            -
  Single family............      54       11,482       7,815            -
                               ----      -------     -------         ----
   Total net construction
     and land loans........      92      $17,897     $12,378         $  -
                               ====      =======     =======         ====

The following table presents the locations and types of properties securing HomeBanc's construction and land loans at December 31, 1996. The amounts shown do not reflect allowances for losses.

                                                        Outstanding    Amount Non-
                                   Number      Loan      Principal    Performing or
                                  of Loans  Commitment    Balance       of Concern
                                  --------  ----------   ---------      ----------
                                            (Dollars in Thousands)
Winnebago, Stephenson, Carroll,
Boone, Ogle Counties, IL
  Land developments........           34     $ 4,075      $ 4,075       $  -
  Single family............           49       9,954        6,513          -
  Multi-family.............            -           -            -          -
                                    ----     -------      -------       -----
    Total..................           83      14,029       10,588          -


DuPage, Kane, McHenry,
Lake Counties, IL
  Land developments........            2         340          340          -
  Single family............            5       1,528        1,302          -
  Multi-family.............            -           -            -          -
                                    ----     -------      -------      -----
    Total..................            7       1,868        1,642          -

Southern Wisconsin:
  Land developments........         -           -            -              -
  Single family............         -           -            -              -
  Multi-family.............         1       1,000           74              -
                                 ----     -------      -------          -----
    Total..................         1       1,000           74              -

Eastern Iowa:
  Land developments........         -           -            -              -
  Single family............         -           -            -              -
  Multi-family.............         1       1,000           74              -
                                 ----     -------      -------          -----
    Total..................         1       1,000           74              -

    Total net construction
     and land
      loans................        92     $17,897      $12,378          $   -
                                 ====     =======      =======          =====

Construction and land lending generally affords the Bank an opportunity to receive interest at rates higher than those obtainable from residential lending and to receive higher origination and other loan fees. In addition, construction and land loans are generally made with adjustable rates of interest and for relatively short terms. Nevertheless, construction and land lending is generally considered to involve a higher level of credit risk than one- to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on development projects, real estate developers and managers. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. The Bank's risk of loss on a construction or land loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of construction or development cost proves to be inaccurate, HomeBanc may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project with a value which is insufficient to assure full repayment. Because HomeBanc usually provides financing for the entire estimated cost of the project, including anticipated interest, and, in some cases, an amount intended to cover initial carrying costs until sufficient units can be sold, defaults in repayment generally do not occur during the construction or development period and it is therefore difficult to identify problem loans at an early stage. When loan payments become due, borrowers may experience cash flow from the property which is not adequate to service total debt. In such cases, the Bank may be required to modify the terms of the loan. See "Non-Performing Assets, Loan Delinquencies and Defaults."

HomeBanc intends to continue to emphasize construction and land loans depending on market conditions, funding limitations and regulatory restrictions.

Commercial Real Estate Lending
------------------------------

The Bank also purchases and originates permanent loans secured by commercial real estate in order to increase the yield on, and the proportion of interest rate sensitive loans in, its portfolio. At December 31, 1996, $40.1 million, or 15.1% of the Bank's loan portfolio, consisted of permanent loans secured by commercial real estate.

The Bank has originated and purchased both adjustable and fixed rate commercial real estate loans, although $4.5 million of the total $11.7 million in commercial real estate loans originated and purchased in 1996 had adjustable rates. Most of its fixed rate commercial real estate loans have terms of 15 years or less. Adjustable rate commercial real estate loans have terms of up to 30 years. Rates on the Bank's adjustable rate commercial real estate loans are generally tied to a specific treasury rate or to the prime rate of interest. Some adjust in a manner consistent with the Bank's fixed payment ARMs.

Commercial real estate loans are generally written in amounts of up to 75% of the appraised value of the underlying property. Appraisals on properties securing commercial real estate loans originated by the Bank are performed by an independent appraiser designated by the Bank at the time the loan is made. All appraisals on commercial real estate loans are reviewed by the Bank's management. In addition, the Bank's underwriting procedures require verification of the borrower's credit history, income and financial statements, banking relationships, references and income projections for the property and the criteria already discussed for construction and development loans.
Borrowers are generally personally liable for all or a portion of most of the Bank's commercial real estate loans.

At December 31, 1996, the Bank had five commercial real estate loans to one borrower with indebtedness in excess of $3.4 million, the Bank's legal lending limit. All the loans were grandfathered under the applicable regulations. The borrower had total loans outstanding of $4.0 million, all of which were current
as of December 31, 1996.   There were ten other commercial real estate borrowers
with loans in excess of $1.0 million as of December 31, 1996, all of which were participating interests in multi-family and commercial real estate loans acquired by the Bank during the past four years. At December 31, 1996 all of these loans were performing in accordance with their respective terms.

The table below sets forth by type of security property the number and amount of HomeBanc's commercial real estate loans including $24.9 million of purchased
participations at December 31, 1996.    All of the loans in the table below
originated by the Bank are secured by property located in the Bank's primary lending areas.

                                                Outstanding   Amount Non-
                                       Number    Principal   Performing or
                                      of Loans    Balance     of Concern
                                      --------  -----------  -------------
                                             (Dollars in Thousands)
  Small business facilities.........     64       $ 9,259          972
  Apartments and condominiums.......     64        24,874        2,495

                                                                              11

  Office buildings..................         6        2,402              -
  Industrial real estate............         6          779              -
  University and church properties..         1           15              -
  Hotels............................         1        1,820              -
  Shopping Centers..................         1          937              -
                                           ---      -------       --------
    Total commercial real estate
      loans.........................       143      $40,086          3,467
                                           ===      =======       ========

The hotel loan totaling $1.8 million was repaid shortly after year end. Commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. Commercial real estate loans also involve many of the same risks discussed above regarding construction and land loans.

The Bank intends to continue its origination of commercial real estate loans. Such loans or participating interests in such loans may be purchased in the future based upon the volume of Bank originations.


Consumer Lending
----------------

Management considers consumer lending to be a significant component of its strategic plan. Specifically, consumer loans generally have shorter terms to maturity and/or adjustable rates, thus reducing HomeBanc's exposure to changes in interest rates, and carry higher rates of interest than do residential mortgage loans. In addition, management believes that the offering of consumer loan products helps to expand and create stronger ties to its existing customer base. For these reasons, HomeBanc has increased its emphasis on consumer lending in recent periods. Originations of consumer loans totaled $54.2 million, $50.0 million, and $20.5 million during the years ended December 31, 1996, 1995, and 1994, respectively. The increases are primarily the result of higher automobile loan originations. The vast majority of the increase was the result of loans originated indirectly through local automobile dealers with whom the Bank maintains ongoing relationships. While individual loans are referred through automobile dealers, every loan is underwritten and approved by a HomeBanc loan officer.

Although origination volumes have increased substantially, management remains committed to maintaining the Bank's asset quality standards. The consumer loan portfolio delinquency rate declined to 0.1% at December 31, 1996 from 0.4% at December 31, 1995. Net consumer charge-offs were $69,000 during 1996 and $24,000 during 1995.

HomeBanc offers a variety of secured consumer loans, including automobile loans, home equity loans and lines of credit. In addition, HomeBanc also offers home
improvement loans and unsecured consumer loans.   Consumer loans totaled $75.8
million at December 31, 1996, or 28.5% of the Bank's total loan portfolio.

During 1993, the Bank implemented a home improvement loan program which allows customers to borrow up to one-hundred percent of the value of their improvements. The Bank is insuring its loan balances against principal loss with an independent insurance company. Insurance premiums are paid by the Bank based upon the aggregate outstanding principal balance insured. If an insured loan becomes delinquent, the insurance company will purchase it at face value from the Bank. A total of $1.1 million of such loans were outstanding as of December 31, 1996. Two loans have required repurchase by the independent insurance company since the inception of this program.

The Bank initiated targeted home improvement and home equity loan promotions during 1995. In 1996 and 1995 the Bank promoted the loans to existing Bank mortgage customers without a second mortgage. The programs have been successful in building outstanding balances of the second mortgages, with home equity and improvement loans totaling $21.1 million, $16.3 million, and $12.2 million at December 31, 1996, 1995, and 1994, respectively. Management intends to continue promotional programs targeting the loan products.

The Bank's automobile loans are fixed rate, while the equity line interest rates adjust on a monthly basis, and are based on the six month Treasury securities or the prime rate plus a margin.

The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Bank's consumer loan portfolio has generally been low there can be no assurance that delinquencies will not increase in the future.

In the future, HomeBanc will continue to emphasize consumer lending, especially automobile loans and equity lines of credit.

Commercial Business Lending
---------------------------

A formal commercial, or small business, lending program was initiated by the Bank in 1991. This program was expanded during 1995 as a part of the Bank's community banking focus. At December 31, 1996, the Bank's commercial business loan portfolio totaled $6.2 million. HomeBanc's commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment. The Bank focused its loan origination efforts upon local manufacturing and related businesses during 1996. The Bank had one borrower with an outstanding loan balance in excess of $400,000 at December 31, 1996. Total indebtedness of this borrower was $404,000. All of HomeBanc's commercial business loans outstanding as of December 31, 1996, have been to borrowers in its primary lending areas.

In addition to the outstanding loan balance, the development of commercial business relationships has provided other benefits to the Bank. Checking and other deposit products have been generated from borrowers. Also, the Bank has been able to offer commercial loan products to its commercial deposit customers who previously had not considered the Bank for their business borrowing needs.

Commercial business loan net charge-offs were $13,000 for the year ended December 31, 1996. There were three delinquent business loans totaling $31,000 as of December 31, 1996.

The underwriting standards employed by the Bank for commercial business loans concentrate upon loan investigation and credit analysis. Loan investigation procedures include, but are not limited to, a review of credit bureau inquiries, state and county lien searches and/or verification of indebtedness. Credit analysis procedures include the review of financial information, including financial statements, cash flow analysis, comparison to specific industry operating statistics and other information as deemed appropriate considering the size and structure of the desired credit.


Originations, Purchases, Sales and Servicing of Real Estate Loans
-----------------------------------------------------------------

The Bank originates real estate loans through commissioned internal loan production personnel located in the Bank's branch offices. Walk-in customers and referrals from real estate brokers and builders are also important sources of loan originations.

HomeBanc has purchased and sold whole real estate loans and participation interests in real estate loans to and from the FHLMC and FNMA as well as private investors, such as thrift institutions and banks. During 1993 the Bank began purchasing participating interests in multi-family and commercial real estate mortgage loans from Midwest thrift institutions familiar to management of the Bank. The underwriting standards and procedures of the Bank are applied in the purchase of the participations. The Bank purchased seven loan participations totaling $7.2 million from two Wisconsin based thrifts during 1996.

Management intends to continue its purchase program, concentrating upon adjustable rate and short term (three to five years) fixed rate loans. Management prefers to purchase participations in loans secured by multi-family properties, although office buildings and other commercial properties would be accepted if the borrowers and properties have a demonstrated history of performance. To date, the properties securing the loans have been located primarily in southern Wisconsin. The potential risks associated with out of market area lending include the Bank's lack of control over loan servicing and its inability to closely monitor the properties. Borrowers have established credit histories with the lead lending institutions. Management intends to limit participation purchases to properties located in the Midwest. One participation was non-performing and two were greater than 90 days delinquent and still accruing at December 31, 1996. See "Non-Performing Assets, Classified Assets, Loan Delinquencies and Defaults."

The Bank has sold its originations of 30 year fixed rate residential mortgage loans for many years. Beginning in 1994, the Bank began selling originations of 15 year fixed rate residential mortgage loans. During 1995, the Bank began selling some of the adjustable rate residential mortgage loans originated. Approximately 96% of the residential mortgage loan originations were sold into the secondary market during 1996 as compared to approximately 80% during 1995. The Bank originated $28.4 million of adjustable rate mortgage loans during 1996, of which $11.3 million were sold. During the fourth quarter of 1996, management determined that adjustable mortgage loans would be originated for portfolio.
The determination of whether ARMs are originated for sale or portfolio is based upon consideration of the Bank's liquidity position, its calculated exposure to interest rate risk and the consumer demand for ARM products. The Bank originated $5.2 million of ARMS for portfolio during the fourth quarter of 1996. Management intends to utilize ARM originations to supplement the mortgage portfolio during 1997. As most loans are sold with servicing retained, the Bank's mortgage loans servicing portfolio increased to $162.9 million at December 31, 1996 from $125.8 million at December 31, 1995. Gross fee revenue from the servicing of mortgage loans increased to $481,000 for the twelve months ended December 31, 1996 as compared to $362,000 for the twelve months ended December 31, 1995. The future growth of the Bank's servicing portfolio will depend not only upon the level of loan originations and sales, but also upon the
rate of prepayments experienced within the servicing portfolio.   Management
intends to continue the sale of the majority of residential mortgage loan originations.

The Company adopted Statement of Financial Accounting Standard Number 122, "Accounting for Mortgage Servicing Rights" on January 1 1996. Statement No. 122 requires that an allocation of costs be made between loans and their related servicing rights for loans originated with a definitive plan to sell with servicing rights retained. The impact of this process is to recognize a separate asset for servicing rights which will increase the gain on sale of loans when the servicing rights are retained. The servicing rights, once established, are amortized as an offset to servicing income. Amortization of servicing rights totaled $71,000 during 1996, which reduced the gross revenue generated from the servicing function. The servicing rights established on the balance sheet subject the reported earnings from loan servicing to greater volatility based upon the rate of repayment of the underlying loans. Capitalized servicing rights totaled $534,000 at December 31, 1996. While management intends to continue the sale of loans with servicing retained during 1997, the impact of servicing rights upon the reported operating earnings of the Company will be reviewed regularly to determine whether continued growth of the servicing portfolio is desirable given the administrative costs and potential volatility of the servicing asset established.

The Bank sold a $1.0 million participating interest in a commercial real estate loan during 1995. The loan was sold to provide additional lending authority to the borrower, with whom the Bank has made various real estate related loans. Management does not anticipate the sale of additional commercial real estate loans or participations unless it is deemed necessary to continue the Bank's lending relationship with a borrower.

The following table shows the loan origination, purchase, sale and repayment activities of the Bank for the periods indicated.



                                                                     Year Ended December
                                                1996          1995          1994          1993          1992
                                              --------      --------      --------      --------      --------
                                                                       (In Thousands)
LOANS ORIGINATED
 Adjustable Rate:
   Real estate:
    Residential.............................  $ 28,364      $ 24,302       $28,668      $  6,108      $ 28,908
    Commercial..............................       276           218           239           237            98
    Construction............................    15,503        12,031         5,947         1,411         2,094
    Land....................................     1,624         1,061           432         2,235         1,758
   Non-Real Estate:
    Consumer................................    11,582         9,192         3,551         6,030         7,734
    Commercial Business.....................     2,827         2,594         1,372         1,004           345
                                              --------      --------      --------      --------      --------
      Total adjustable rate.................    60,176        49,398        40,209        17,025        40,937

 Fixed rate:
   Real estate:
    Residential.............................    33,469        45,272        26,926       108,032        65,254
    Commercial..............................     4,225         1,989         3,817         1,534         1,719
    Construction............................     1,338         2,591           582           ---           ---
    Land....................................     1,649            35            17           ---           ---
    Non-Real Estate:
    Consumer................................    42,649        40,778        16,956         7,215         3,676
    Commercial business.....................     2,711         1,124           544           627           605
                                              --------      --------      --------      --------      --------
     Total fixed rate.......................    86,041        91,789        48,842       117,408        71,254
     Total loans originated.................   146,217       141,187        89,051       134,433       112,191

LOANS PURCHASED
  Real estate:
    Commercial..............................     5,202         7,205         7,547         7,470           ---
    Construction............................     2,000         3,408         1,044         2,027           ---
                                              --------      --------      --------      --------      --------
     Total loans purchased..................     7,202        10,613         8,591         9,497           ---
     Total additions........................   153,419       151,800        97,642       143,930       112,191

LOANS SOLD
   Residential real estate loans                59,444        55,782        20,050        43,916        29,476
   Commercial real estate loans.............       ---         1,000           ---           ---           ---
   Student loans............................       ---           ---           ---         1,055           926
                                              --------      --------      --------      --------      --------
     Total loans sold.......................    59,444        56,782        20,050        44,971        30,402

Principal repayments........................    92,630        80,231        61,628        95,618       100,220
                                              --------      --------      --------      --------      --------
     Total reductions.......................   152,074       137,013        81,678       140,589       130,622

Net increase (decrease)in other items           (2,820)        1,052          (483)           32           178

Net increase (decrease).....................  $ (1,475)     $ 15,839       $15,481      $  3,373      $(18,253)
                                              ========      ========      ========      ========      ========

Non-Performing Assets, Classified Assets, Loan Delinquencies and Defaults
-------------------------------------------------------------------------

When a borrower fails to make a required payment on a loan, the Bank attempts to cause the delinquency to be cured by contacting the borrower. If the delinquency continues for a period of 90 days, the Bank usually institutes appropriate action to foreclose on the property.

The following table sets forth information concerning delinquent mortgage and other loans at December 31, 1996, in dollar amount and as a percentage of the Bank's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are overdue.


                                 Residential                   Commercial
                                 Real Estate                   Real Estate           Construction and Land
                         --------------------------     -------------------------   -----------------------
                                            Percent                       Percent                   Percent
                                               of                            of                        of
                                             Total                         Total                     Total
                         Number    Amount    Loans      Number    Amount   Loans    Number  Amount   Loans
                         ------    ------    -----      ------    ------   -----    ------  ------   -----
                                                         (Dollars in Thousands)
Loans delinquent for:

   30-59 days              48      $1,169     0.5%         2      $  135    0.1%       1    $   39    0.0%
   60-89 days               3          48     0.0%         1          68    0.0%       0         0    0.0%
   90 days and over         7         237     0.1%         4       3,269    1.2%       0         0    0.0%
                           --      ------     ---         --      ------    ---       --    ------    ---
    Total delinquent
    loans                  58      $1,454     0.6%         7      $3,472    1.3%       1    $   39    0.0%
                           ==      ======     ===         ==      ======    ===       ==    ======    ===

                                  Consumer                 Commercial Business               TOTAL
                         --------------------------     -------------------------   -----------------------
                                            Percent                       Percent                   Percent
                                               of                            of                        of
                                             Total                         Total                     Total
                         Number    Amount    Loans      Number    Amount   Loans    Number  Amount   Loans
                         ------    ------    -----      ------    ------   -----    ------  ------   -----
Loans delinquent for:

   30-50 days              25      $  267     0.1%         2      $   22    0.0%      78    $1,632    0.6%
   60-89 days               4          17     0.0%         1           9    0.0%       9       142    0.1%
   90 days and over        22          85     0.0%         0           0    0.0%      33     3,591    1.3%
                           --      ------     ---         --      ------    ---      ---    ------    ---
     Total delinquent
     loans                 51      $  369     0.1%         3      $   31    0.0%     120    $5,365    2.0%
                           ==      ======     ===         ==      ======    ===      ===    ======    ===

HomeCorp, Inc. classifies loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful" or "loss" assets. For the portion of assets classified as "loss," the Company either establishes a specific allowance of 100% of the amount classified or charges such amount off its books. In addition, management may establish a general allowance for losses based on assets classified as "substandard" and "doubtful" or based on the general quality of the asset portfolio of the Bank. The Bank's significant classified assets are described below. As of December 31, 1996, there were $13.4 million of assets classified pursuant to this policy.

The table below sets forth the amounts and categories of the Bank's non-performing assets. Loans are generally placed on non-accrual status when the loan becomes 90 days contractually delinquent or when the collection of principal and/or interest otherwise becomes doubtful. For all years presented, the Bank had no troubled debt restructurings, which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.

In addition to the non-performing loans, there were two loans totaling $1.4 million representing participating interests in multi-family mortgage loans that were 90 days delinquent at December 31, 1996 but which continued on an accrual basis. The participating interests represent interests in loans to a single borrower. The properties, located in southern Wisconsin, had been sold on contract by the borrower and the contract buyer filed for bankruptcy protection under Chapter 11. Cash flow from the properties is currently diverted to a bankruptcy trustee for distribution. It is anticipated that funds will be released to the participating banks as senior secured creditors and that such funds will return the loans to a current status and maintain scheduled payments. Based upon the current and historical lease performance of the buildings, their current physical condition and the economic condition of the area in which the buildings are located, accrual status was considered appropriate. There were no troubled debt restructurings.


                                                 At December 31,
                                  -----------------------------------------------
                                    1996      1995     1994     1993     1992
                                  --------  --------  -------  -------  -------
                                               (Dollars in Thousands)
  Non-Accruing Loans:
   Residential..................  $   237   $    11   $  339   $  377   $  398
   Construction.................        -         -        -        -        -
   Land.........................        -         -        -      452      630
   Commercial real estate.......    1,824         -       99      211        -
   Consumer.....................       85        26      109       18       28
                                  -------   -------   ------   ------   ------
     Total......................    2,146        37      547    1,058    1,056
                                  -------   -------   ------   ------   ------
  Accruing Past Due Loans:
   Commercial real estate.......    1,445        -        -        -        -
                                  -------   -------   ------   ------   ------
  Foreclosed Assets:
   Residential..................        -        49       59      142       23
   Commercial real estate.......    5,617     5,638       -        -        -
   Land.........................    4,681     4,553    3,994    3,306    3,553
                                  -------   -------   ------   ------   ------
     Total......................   10,298    10,240    4,053    3,448    3,576
                                  -------   -------   ------   ------   ------

                                                                              18

                                  -------   -------   ------   ------   ------
  Total.........................  $13,339   $10,277   $4,600   $4,506   $4,632
                                  =======   =======   ======   ======   ======
  Total non-accruing loans and
   foreclosed real estate as a
   percentage of total assets...     3.54%     3.04%    1.39%    1.35%    1.39%
                                  =======   =======   ======   ======   ======
  Unallocated allowance for
    losses......................  $ 2,132   $ 1,625   $1,498   $1,406   $1,350
                                  =======   =======   ======   ======   ======

For the year ended December 31, 1996, accrued interest receivable which would have been recorded with respect to non-accruing loans, had such loans been current in accordance with their original terms, amounted to approximately $126,000. The amount that was included in interest income on such loans for the year ended December 31, 1996, was approximately $101,000.

The December 31, 1996 non-performing loan total consisted primarily of two loans. The loans had balances of $1,050,000 and $774,000. The $1.1 million loan represented a participating interest in a mortgage loan originated in December 1993 for a senior housing facility located in central Wisconsin. The Borrower experienced cash flow problems; however, an entity unrelated to the borrower that had purchased federal tax credits generated by the facility returned the loan to current status after year end. Management believes the tax credit purchaser will maintain the loan in a current status. Originated in March 1994, the $774,000 loan is secured by a commercial building which has been renovated and is being leased to retail businesses. The lease-up has progressed more slowly than anticipated, although new tenants are being obtained. This borrower has a $197,000 loan with the Bank in addition to the delinquent loan. The $197,000 loan was current at December 31, 1996 and was considered an impaired loan based upon the repayment history of the borrower. A reserve of $45,000 had been established for this borrower at December 31, 1996. Management does not anticipate any further loss beyond the reserve amount.

The remaining balance of non-performing loans at December 31, 1996 consisted primarily of single family mortgages secured by properties within the Bank's primary lending area.

The December 31, 1996 real estate owned balance of $9.6 million consisted of two properties. A $5.4 million shopping center loan was transferred to real estate owned during 1995. The center is located in the Bank's primary market area and was approximately 97% leased at December 31, 1996. The center generated $471,000 of net operating income during 1996. Management is actively marketing the center for sale and will continue to operate the center until its sale.

The other significant asset in real estate owned represents a 50% interest in a land acquisition loan to a Michigan limited partnership. The Bank's interest at December 31, 1996 had a balance of $4.2 million. The parcel, a former quarry, consists of 364 acres of undeveloped land located near Northville, Michigan.
The property has been restored from its use as a quarry and is listed for sale.

Regulations governing the operation of a mining property require appropriate restoration before residential development is allowed. A dispute arose with the prior owners regarding the proper restoration of the land. Consequently, the Bank and its partner determined to undertake mass earthwork sufficient to remedy the condition. The Bank made an additional investment of $1.2 million in the property during 1995 related to the earthwork project. Approximately $675,000 has been escrowed by the prior property owners to assure proper restoration of the property. HomeBanc and its partner believe they are entitled to the escrow deposit and have filed a lawsuit to obtain reimbursement of earthwork costs.
Management continues to negotiate the sale of the property.   Management
believes the Bank has adequate allowances to absorb any loss that may occur as a result of the disposition of this property.


Allowances for Losses on Loans and Foreclosed Real Estate
---------------------------------------------------------

Allowances are established when management determines that it is probable that the Bank will not collect all principal and interest on a loan. Based upon this continuing analysis, a total of $565,000 was recorded as provision for loan losses during 1996. The allowance for loan losses is maintained at an amount considered adequate to provide for potential losses.

Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for losses on loans may be necessary, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. At December 31, 1996, HomeBanc had an allowance for losses on loans of $1.6 million.

Real estate properties acquired through foreclosure are initially recorded at the lower of the related loan balance, net of any allowance for loss (charge-off at time of transfer), or fair value at the date of foreclosure. Valuations are periodically updated by management and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its fair value less estimated selling costs.

A total of $100,000 was recorded as provision for losses on foreclosed real estate during 1996. The allowance, totaling $550,000 at December 31, 1996, is maintained at a level believed adequate to provide for potential losses.

The following table sets forth an analysis of the Bank's allowance for losses on loans. There has been no loan loss activity on construction, financial, or agricultural loans.


                                                    Year Ended December 31,
                                          1996     1995     1994     1993    1992
                                          ----     ----     ----     ----    ----
                                                    (Dollars in Thousands)
  Balance at beginning of period.......  $1,175   $1,048   $  956   $ 900   $ 668
  Charge-Offs:
   Residential.........................      76      102      141     115      69


   Commercial..........................      13      103        -       -       -
   Consumer............................      74       36       18      84     139
                                         ------   ------   ------   -----   -----
     Total charge-offs.................     163      241      159     199     208

  Recoveries:
   Residential.........................       -        -        2       -      10
   Consumer............................       5        8        9       5      15
                                         ------   ------   ------   -----   -----
     Total recoveries..................       5        8       11       5      25

  Net charge-offs......................     158      233      148     194     183
  Provision for losses on loans........     565      360      240     250     415
                                         ------   ------   ------   -----   -----
  Balance at end of period.............  $1,582   $1,175   $1,048   $ 956   $ 900
                                         ======   ======   ======   =====   =====
  Ratio of net charge-offs during the
   period to average loans
   outstanding during the period.......     .06%     .09%     .06%    .09%    .09%
                                            ====     ===      ====    ====    ====

The allowance for losses on loans as of the dates indicated allocated by type of loan is summarized below with the percent of loans in each category to total loans:


                                                        December 31,
                                1996          1995         1994           1993         1992
                                ----          ----         ----           ----         ----
                                                    (Dollars in Thousands)

Real Estate:
  Residential..............   $ 128 47.4%   $ 193  58.2% $ 225  69.5%   $ 301 73.1%  $ 528 77.6%
  Commercial...............     261 15.1      139  14.6    179  15.5      183 11.9      74  8.2
  Construction & Land......     179  6.7       72   4.5     42   2.9      179  6.3      34  5.9
                              -----         -----        -----          -----        -----
                                568           404          446            663          636

Consumer...................     853 28.5      659  21.2    452  11.2      235  7.9     235  7.9
Commercial Business.......      161  2.3      112   1.5    150    .9       58   .8      29   .4
                              -----         -----        -----          -----        -----
                             $1,582        $1,175       $1,048          $ 956        $ 900
                             ======        ======       ======          =====        =====

Mortgage-Backed and Investment Securities
-----------------------------------------

The Bank has used mortgage-backed securities to supplement loan originations and as a means of addressing asset liability management objectives. The mortgage-backed securities included in the held to maturity portfolio totaled $18.9 million at December 31, 1996, a reduction of $5.6 million from the December 31, 1995 balance. The portfolio was approximately 44% adjustable rate and 56% fixed rate securities as of December 31, 1996. All of the adjustable securities are indexed to short term treasuries. Included in fixed rate securities are $701,000 of collateralized mortgage obligations which, based upon their anticipated cash flow characteristics, have a weighted average life of three to five years. No mortgage-backed securities were purchased for the held to maturity portfolio during 1996 or 1995. Management intends to continue to redeploy cash flows from the mortgage-backed securities portfolio into the loan portfolio.

Approximately $2.6 million of mortgage-backed securities were in the available for sale portfolio at December 31, 1996. There were no purchases of mortgage-backed securities for the available for sale portfolio during 1996, although the Bank securitized $2.1 million of adjustable mortgage loans that were recorded in available for sale. Approximately $1.5 million in mortgage-backed securities were sold from the available for sale portfolio during 1996. The sales were lower balance FHLMC balloon pools with 1997 maturities.

Certain mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Investments in mortgage-backed securities can also compensate for reduced loan demand. HomeBanc's mortgage-backed securities available for sale portfolio is recorded at its fair value. The held to maturity portfolio is included in the financial statements at amortized cost. For information regarding the carrying and market values of HomeBanc's mortgage-backed securities, see Notes 3 and 4 of the Notes to Consolidated Financial Statements in the Annual Report.

Under the Bank's risk-based capital requirement, most mortgage-backed securities have a risk weight of 20% in contrast to the 50% risk weight carried by residential loans. See "Regulation". See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Regulatory Capital Requirements" in the Annual Report.

The Bank's mortgage-backed securities portfolio contained no corporate securities rated below investment grade or derivative securities. Additionally, as of December 31, 1996, the mortgage-backed securities portfolio contained no securities of any issuer, excluding the United States Government or its agencies, with an aggregate book value in excess of 10% of the Company's stockholders' equity.

The following table sets forth the contractual maturities of HomeBanc's mortgage-backed securities that were held to maturity at December 31, 1996.


                                                      Principal Payment Due In
                            ----------------------------------------------------------------------------------------
                                                                                                December 31,
                            6 Months   6 Months   1 - 3   3 - 5   5 - 10   10 - 20  Over 20     1996 Balance
                            or less   to 1 Yr.    Years   Years    Years    Years    Years      Outstanding
                            --------  ----------  -----   -----   ------   -------  -------     ------------
Federal Home Loan
 Mortgage Corporation       $  --     $  --      $3,016   $    7   $  776  $  663   $1,705        $6,167
 Weighted Average Yield                            5.58%    7.75%    6.50%   6.85%    7.20%         6.28%

Federal National
 Mortgage Association          --        --        --      1,178    2,793     --     2,530         6,501
 Weighted Average Yield                                     6.36%    5.97%            7.32%         6.57%

Government National
 Mortgage Association          --        --        --         37      --      --     3,663         3,700
 Weighted Average Yield                                     7.10%                     6.93%         6.93%

Small Business
 Administration                --        --        --        --       --    1,398      --          1,398
 Weighted Average Yield                                                      6.64%                  6.64%

Agency for Inter-
 National Development          --        --        --        --        23     --       --            23
 Weighted Average Yield                                             7.50%                           7.50%

Collateralized
 Mortgage Obligations          --        --        --        --       --      701      369         1,070
 Weighted Average Yield                                                      5.89%    7.32%         6.39%



                             -----   -----   ------  ------  --------   ------   ------  -------
TOTAL                        $  --   $  --   $3,016  $1,222  $  3,592   $2,762   $8,267  $18,859
                             =====   =====   ======  ======  ========   ======   ======  =======
WEIGHTED AVG. YIELD (1)         --      --     5.58%   6.39%     6.09%    6.50%    7.12%    6.54%
                             =====   =====   ======  ======  ========   ======   ======  =======

(1) Yields have been computed based upon historical amortized cost.



The following table sets forth the contractual maturities of HomeBanc's mortgage-backed securities that were available for sale at December 31, 1996.



                                                           Principal Payment Due In
                             -------------------------------------------------------------------------------------
                                                                                                      December 31,
                             6 Months   6 Months    1 - 3    3 - 5    5 - 10   10 - 20    Over 20     1996 Balance
                             or less    to 1 Yr.    Years    Years    Years     Years      Years      Outstanding
                             --------   --------    -----    -----    ------   -------    -------     ------------
Federal Home Loan
 Mortgage Corporation        $  --      $  --       $  --    $  --    $  --    $  --      $2,044        $2,044
 Weighted Average Yield                                                                     7.26%         7.26%

Federal National
 Mortgage Association           --         --          545      --       --       --          --           545
 Weighted Average Yield                               5.78%                                               5.78%
                             -----      ------      ------   -----    -----    ------     ------        ------
TOTAL                        $  --      $  --       $  545   $  --    $  --    $  --      $2,044        $2,589
                             =====      ======      ======   =====    =====    ======     ======        ======
WEIGHTED AVG. YIELD (1)         --         --         5.78%     --       --       --        7.26%         6.95%
                             =====      ======      ======   =====    =====    ======     ======        ======


(1) Yields have been computed based upon historical amortized cost.



The $12.5 million available for sale portfolio contained $8.6 million in debt securities, $1.2 million in mutual fund shares and $15,000 in equity securities in addition to mortgage-backed securities noted above.


Based on historical experience, HomeBanc believes that its mortgage-backed securities will be prepaid significantly in advance of the date of maturity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Liability Management" in the Annual Report.

As a savings bank, HomeBanc must maintain minimum levels of investments that are liquid assets as specified by OTS. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by the regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. The majority of the Bank's interest bearing assets are amortizing loans that provide regular cash flows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. As of December 31, 1996, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 8.2%. See "Regulation -Liquidity".

The amortized cost and fair values of investment securities classified as held-to-maturity at the dates indicated are summarized as follows:


                                                At December 31,
                             ---------------------------------------------------
                                     1996            1995             1994
                             ----------------- ---------------  ----------------
                             Amortized   Fair  Amortized Fair  Amortized  Fair
                                Cost    Value    Cost    Value    Cost   Value
                             ---------  ------ -------  ------  -------  -------
                                                 (In thousands)
  United States Treasury and
  Federal agency obligations..  $5,502  $5,471  $6,504  $6,412  $ 9,494  $ 8,844
  Other securities............      --      --      --      --    3,181    3,147
                                ------  ------  ------  ------  -------  -------
         TOTAL................  $5,502  $5,471  $6,504  $6,412  $12,675  $11,991
                                ======  ======  ======  ======  =======  =======

The amortized cost and fair values of investment and mortgage-backed securities available for sale as of December 31, 1996 and 1995 are summarized as follows:


                                                 At December 31,
                                   1996               1995              1994
                            ------------------  ----------------  ----------------
                             Amortized    Fair  Amortized   Fair  Amortized   Fair
                                Cost     Value    Cost     Value    Cost     Value
                                                 (In thousands)

Federal Home Loan Mortgage..  $ 2,044  $ 2,105   $2,061   $2,051   $3,143   $3,033
Federal National Mortgage...      545      539      669      662    2,994    2,860
Mutual Fund Shares..........    1,253    1,228    1,253    1,223    1,187    1,129
Investment Securities.......    8,619    8,625    4,376    4,375        -        -
                              -------  -------   ------   ------   ------   ------
      TOTAL.................  $12,461  $12,497   $8,359   $8,311   $7,324   $7,022
                              =======  =======   ======   ======   ======   ======


The following table presents the contractual maturities and weighted average yields of investment securities held to maturity at December 31, 1996. The yields contained in the table below have been computed on a tax equivalent basis.


                                                 Maturity Distribution
                     ---------------------------------------------------------------------------
                         Within One     Over One to  Over Five to      Over Ten
                           Year         Five Years     Ten Years        Years          Total
                     ---------------  -------------  -------------  -------------  -------------
                     Amount    Yield  Amount  Yield  Amount  Yield  Amount  Yield  Amount  Yield
                     -----     -----  ------  -----  ------  -----  ------  -----  ------  -----
                                                 (Dollars in Thousands)
United States
 Treasury and
 Federal agency
 obligations...       --        --    $5,502  5.41%    --      --     --      --   $5,502   5.41%


The Bank's investment securities portfolio at December 31, 1996 contained no securities of any issuer, excluding the United States Government or its agencies, with an aggregate book value in excess of 10% of the Company's stockholders' equity. The Bank's investment securities portfolio also contained no corporate securities rated below investment grade or derivative securities.

The Bank intends to maintain a held-to-maturity and available for sale investment securities portfolio comprised of adjustable rate and short term fixed rate securities as a means of complying with current regulatory liquidity requirements.


Sources of Funds
----------------

General
-------
Deposit accounts have traditionally been the principal source of the Bank's funds for use in lending and for other general business purposes. In addition to deposits, the Bank obtains funds through loan repayments, loan sales, and cash flows generated from operations (including interest credited to deposit accounts), and net deposit inflows. Scheduled loan payments are a relatively stable source of funds, while loan prepayments and deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. The Bank intends to continue to sell the majority of its residential mortgage originations.


Deposits
--------
The Bank attracts both short-term and long-term deposits from the general public by offering a wide variety of accounts and rates. In recent years, the Bank has relied increasingly on short-term accounts and other deposit alternatives that are more responsive to market interest rates than the passbook accounts and regulated fixed interest rate, fixed-term certificates that were the Bank's primary source of deposits prior to 1978. The Bank offers regular passbook accounts, checking accounts, NOW accounts, various money market accounts, and fixed interest rate certificates with varying maturities.

The composition of the Bank's deposits at the end of recent periods is set forth in Note 9 of the Notes to Consolidated Financial Statements in the Annual Report.

The Bank utilized Federal Home Loan Bank advances for approximately five months during 1996 and may use short term advances in the future to compensate for seasonal fluctuations in deposit and certain loan balances.

The following table sets forth the dollar amount of savings deposits, by interest rate range, in the various types of deposit programs offered by the Bank at the dates indicated.


                                                  At December 31,
                           -------------------------------------------------------------
                                  1996                 1995                 1994
                           ------------------   -------------------  -------------------
                                      Percent              Percent              Percent
                            Amount   of Total    Amount   of Total    Amount   of Total
                           --------  ---------  --------  ---------  --------  ---------
                                              (Dollars in Thousands)
  Certificate Accounts:
  --------------------
   1.00- 1.99............  $    100       0.1%         0       0.0%         0       0.0%
   2.00- 3.99............         0       0.0      3,243       1.0     28,190       9.2
   4.00- 4.99............    18,797       6.0     21,560       6.9     49,846      16.2
   5.00- 7.99............   203,236      65.1    202,049      64.3    142,105      46.2
   8.00- 9.99............     1,805       0.6      3,538       1.1      6,846       2.2
                           --------     -----   --------     -----   --------     -----
     Total Certificate
      Accounts...........  $223,938      71.8%  $230,390      73.3%  $226,987      73.8%
                           --------     -----   --------     -----   --------     -----

  Other Accounts:
  --------------
  Passbook Accounts......    22,167 (1)   7.1     23,443       7.4     24,103       7.9
  Money Market Accounts      30,805 (2)   8.1     28,566       9.1     28,073       9.1
  NOW & Checking Accts...    34,844      13.0     31,895      10.2     28,442       9.2
                           --------     -----   --------     -----   --------     -----
     Total Other
      Accounts...........  $ 87,816      28.2%  $ 83,904      26.7%  $ 80,618      26.2%
                           --------     -----   --------     -----   --------     -----
      Total Deposits.....  $311,754     100.0%  $314,294     100.0%  $307,605     100.0%
                           ========     =====   ========     =====   ========     =====


(1) The Bank's interest rate on passbook accounts was 1.75% as of December 31, 1996.

(2) The Bank's interest rates on money market deposit accounts varied from 1.78% to 3.70% based upon account balance, as of December 31, 1996.


The following table allocates the Bank's deposit types by weighted average rate and average amount for the years indicated.


                                                         Year Ended December 31,
                      ---------------------------------------------------------------------------------------------
                                   1996                            1995                          1994
                      ------------------------------  -----------------------------  ------------------------------
                                           Weighted                        Weighted                       Weighted
                      Average   Percent     Average   Average   Percent     Average  Average   Percent     Average
                      Balance   of Total     Rate     Balance   of Total     Rate    Balance   of Total     Rate
                      --------  ---------  ---------  --------  ---------  --------  --------  ---------  ---------
Certificate
  accounts            $225,519    72.4%       5.9%    $231,376     74.3%      5.9%   $218,066    72.2%       5.1%

Passbook
  accounts              23,710     7.6        1.8       23,880      7.7       1.8      25,777     8.5        1.8

Money Market
  accounts              27,858     9.0        3.1       27,247      8.8       2.9      30,668    10.2        2.4

NOW accounts            25,144     8.1        0.9       23,414      7.5       0.8      22,562     7.5        0.8

Non interest
  bearing deposits       9,109     2.9        0.0        5,400      1.7       0.0       4,732     1.6        0.0
                      --------   -----       ----     --------    -----       ---    --------   -----        ---

  TOTAL               $311,340   100.0%               $311,317    100.0%             $301,805   100.0%
                      ========   =====                ========    =====              ========   =====


The following table sets forth the savings flows at the Bank during the periods indicated. Net decrease refers to the amount of deposits during a period less the amount of withdrawals during the period. While total deposits declined in 1996 as compared to 1995, core deposits, comprised of checking, NOW, money market, and passbook savings, experienced an increase. Management continues to focus upon building the core deposit base of the Bank and undertook extensive staff sales training during 1996. The training will be ongoing throughout the Bank and will promote not only original sales of Bank products, but also additional product sales to established customers. Management followed a generally conservative pricing strategy throughout 1996 for time deposits. The focus of the Bank for 1997 will be to obtain continued growth of core deposit relationships and may place greater emphasis upon such relationships than growth of the deposit base in the aggregate. Much of the 1995 deposit growth came in core deposits, with NOW and checking account growth resulting from a checking account marketing campaign focused upon an expanded offering of checking accounts, increased cross-selling of the Bank's commercial borrower base and the operation of the Bank's in-store supermarket office, which opened in April 1995.

Management followed a generally conservative pricing strategy during 1994 although special pricing promotions were offered on selected deposit products throughout the year. Additionally, management believed the increase in market interest rates experienced throughout 1994 generated renewed interest in deposit products as opposed to mutual funds and other alternative investments.

Deposit flows at savings institutions may also be influenced by external factors such as governmental credit policies and, particularly in recent periods, depositors' perceptions of the adequacy of federal insurance of accounts.


                                    Year Ended December 31,
                               ----------------------------------
                                  1996        1995        1994
                               ----------  ----------  ----------
                                     (Dollars in Thousands)

Opening balance..............  $ 314,294   $ 307,605   $ 307,586
Deposits.....................    610,950     525,105     501,593
Withdrawals..................   (623,853)   (528,696)   (510,169)
Interest credited............     10,363      10,280       8,595
                               ---------   ---------   ---------
Ending balance...............  $ 311,754   $ 314,294   $ 307,605
                               =========   =========   =========
Net increase (decrease)......  $  (2,540)  $   6,689   $      19
                               =========   =========   =========
Percent increase (decrease)..      (0.81)%      2.17%        .01%


The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The Bank manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Based on its experience, the Bank believes that its passbook and certificate accounts are relatively stable sources of deposits. However, the ability of the Bank to attract and maintain deposits, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions.

The following table sets forth the time remaining until maturity of the Bank's certificates of deposit as of December 31, 1996.


                                            Maturity
                        -------------------------------------------------
                                    Over      Over
                        3 Months   3 to 6   6 to 12     Over
                        or Less    Months    Months   12 Months   Total
                        --------  --------  --------  ---------  --------
                                         (In thousands)
Certificates of
  deposit (less than
  $100,000)...........   $36,388   $31,631   $23,399   $104,216  $195,634

Certificates of
  deposit ($100,000
  or more)............     6,836     4,005     4,500     12,963    28,304
                        --------  --------  --------  ---------  --------

Total certificates
  of deposit..........   $43,224   $35,636   $27,899   $117,179  $223,938
                        ========  ========  ========  =========  ========


The following table shows rate and maturity information for the Bank's certificates of deposit as of December 31, 1996


                                       1.00-      5.00-     7.00-    8.00-    10.00-             Percent
                                       4.99%      6.99%     7.99%    9.99%    10.99%  Total     of Total
                                       -----      -----     -----    -----    ------  -----     --------
                                                             (Dollars in Thousands)
  Certificate Accounts
  Maturing in
  Quarter Ending:
  March 31, 1997...................  $10,327   $ 26,173   $ 6,603   $  121   $     -   $ 43,224     19.30%
  June 30, 1997....................    4,534     26,619     4,482        1         -     35,636     15.91
  September 30, 1997...............      640     13,063       194       48         -     13,945      6.23
  December 31, 1997................      160     13,506       159      129         -     13,954      6.23
  March 31, 1998...................      963     13,922     1,588      186         -     16,659      7.44
  June 30, 1998....................      448     20,831        56      443         -     21,778      9.73
  September 30, 1998...............      125      8,350         -      336         -      8,811      3.94
  December 31, 1998................      912      9,642        11      172         -     10,737      4.79
  March 31, 1999...................      720      8,230         -      107         -      9,057      4.04
  June 30, 1999....................        -      3,589         -       98         -      3,687      1.65
  September 30, 1999...............        -      4,288         -       28         -      4,316      1.93
  December 31, 1999................       39      5,278     4,971       18         -     10,306      4.60
  Thereafter.......................       29      8,704    22,977      118         -     31,828     14.21

       Total.......................  $18,897   $162,195   $41,041   $1,805   $     -   $223,938    100.00%


Borrowings
----------
HomeBanc's other sources of funds have included advances from the FHLBank of Chicago as well as other borrowings. As a member of the FHLBank of Chicago, the Bank is required to own capital stock in the FHLBank of Chicago and is authorized to apply for advances from the FHLBank of Chicago. Each FHLBank credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLBank of Chicago may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions.

The Bank utilized short term advances during 1996 as a means of funding the seasonal growth of the construction loan portfolio and the purchase of participating interests in multi-family and commercial mortgage loans. The advances were repaid through the seasonal reduction of the construction loan portfolio, the sale of residential mortgage loans, and the repayment of participating interests purchased in prior years. Management may utilize advances in the future in similar circumstances or if it is believed the advances represent a more cost effective means of funding asset growth.

FHLBank advances were utilized during 1995 primarily as a means of funding the purchase of participating interests in multi-family and commercial mortgage loans. The advances were repaid through the sale of residential mortgages and deposit growth.


The following table sets forth the maximum and average month-end balances of FHLBank advances and other borrowing during the periods indicated.


                             Year Ended December 31,
                           ----------------------------
                             1996      1995      1994
                           --------  --------  --------
                              (Dollars In Thousands)
Maximum Balance:
  FHLBank advances.......  $14,100   $13,850    $2,400
  Other..................        -         -       237

Average Balance:
  FHLBank advances.......  $ 2,408   $ 1,581    $   26
  Other..................        -         -       219

Weighted average
 interest rate of
 FHLBank advances........     5.69%     6.14%     4.49%

Weighted average
 interest rate of other
 borrowing...............        -%        -%     7.76%


There were no FHLBank advances outstanding at December 31, 1996, 1995, or 1994.

Subsidiary Activities
---------------------

In order to benefit from the strength of the western and northern suburban Chicago economy and real estate market, and to increase its non-interest income, in the early 1980s, HomeBanc began to increase its real estate development activities in that market. At December 31, 1996, HomeBanc's total investment in real estate developments as presented in the consolidated balance sheet was $5.1 million. These developments have been operated through Home Federal Service Corporation, a wholly owned direct subsidiary of HomeBanc, and consist of unconsolidated joint ventures owned 50% by HomeBanc.

Under the terms of HomeBanc's development agreements, HomeBanc (and its subsidiary) generally provided funds to acquire and develop the real estate in exchange for a percentage (generally 35%-50%) of the profits thereon. A developer or builder acted operating manager of the development. Fees and profits due to the operating manager are negotiated on a case-by-case basis and may not be paid to the manager until HomeBanc has been reimbursed for its investment in the development. Home Federal Service Corporation realized net income of $431,000 for the year ended December 31, 1996.

HomeBanc has historically participated in loans to the unconsolidated joint ventures generally in an amount equal to its ownership interest. HomeBanc recognized interest income on its participation loan balance at the rate provided for in the joint venture agreements. During 1996, 1995, and 1994, HomeBanc recognized $-0-, $-0-, and $665,000 in interest income on loans to the unconsolidated joint ventures. HomeBanc had no loans outstanding to its unconsolidated joint ventures as of December 31, 1996.

Interest capitalization on the real estate projects is discontinued upon completion of the development phase, or during the development phase when HomeBanc determines market conditions indicate collectability of such interest is uncertain. See Notes 1 and 7 of the Notes to Consolidated Financial Statements in the Annual Report.

The following table sets forth information concerning all the Bank's investments in real estate developments at December 31, 1996.

                                                                   Units Sold
                             Origination      Description of the    or Under
Location of Development          Date              Property         Contract
-----------------------      -----------     -------------------  ------------
                                                                  C>
Geneva, Illinois                07/89 (3)    533 single family         355
                                             lots,37 acres              16
                                             commercial and
                                             a championship golf
                                             course

Naperville, Illinois            11/85        279 single family         279
                                             lots
                                             85 acres commercial        83
                                             real estate

Naperville, Illinois            05/86        300 single family         300
                                             lots,
                                             680 multi-family          680
                                             units
                                             32 acres commercial        29
                                             real estate


                              HomeBanc          Total             Remaining
Location of Development      Investment (1)   Commitment        Commitment (2)
-----------------------      -------------   ------------       ---------------
                                 (Dollars in Thousands)

                                                                              30

Geneva, Illinois         $4,879                 $12,058               $223

Naperville, Illinois         95                       -

Naperville, Illinois        121                       -                  -
                         ------                --------              -----
                         $5,095                 $12,058               $223
                         ======                 =======              =====

(1) Amounts presented on a consolidated basis. The Bank offsets cash balances on deposit in excess of loans and deferred revenues from its investment in real estate figures.

(2) Includes amounts which may be funded by the Bank incrementally as construction and development progresses, amounts to guarantee satisfactory performance which may never ben funded on the specific projects and amounts representing profits which have been recognized by the Bank but have not been distributed to the Bank in cash. These profit amounts are included, on a consolidated basis, in the $5.1 million investment in real estate.

(3)  Investment was committed to prior to April 12, 1989.


Real estate development activities involve each of the risks described above with respect to real estate development lending. See "Construction and Land Lending". In addition, real estate developments typically produce negative cash flow during the early stages thereof. Most of HomeBanc's real estate developments have also been in the same market, the western and northern suburbs of Chicago, and are therefore subject to the risk that this market could become overbuilt or that real estate values in this market could decline. Finally, as an equity investor rather than a lender on a real estate project, HomeBanc is required to share in any losses on a project rather than require the borrower to absorb the losses thereon.

Federal thrift institutions generally may invest up to 2% of their assets in subsidiaries, plus an additional 1% if such investment is for community purposes. The Bank's permissible investment in its subsidiary under this regulation at December 31, 1996, was $6.7 million. On the same date, its investment (including loans as well as direct investments) in its subsidiary was $699,000.


Competition
-----------

HomeBanc faces strong competition both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks and mortgage bankers making loans secured by real estate located in the Bank's market areas. Commercial banks and finance companies provide vigorous competition in consumer lending. The Bank competes for real estate and other loans principally on the basis of the interest rates and loan fees it charg es, the types of loans it originates and the quality of services it provides to borrowers.

The Bank faces substantial competition in attracting deposits from other savings institutions, commercial banks, money market funds, credit unions and other investment vehicles. The Bank attracts a significant amount of deposits through its branch offices primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from other savings institutions and commercial banks located in the same communities. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges at each. HomeBanc opened its first supermarket branch during

April 1995.   Not only does this location provide an entry into supermarket banking, but it also provides HomeBanc with an office location in an area of Rockford that is experiencing rapid growth both from a residential and business, primarily retail, perspective.

Management considers its primary market area to be the Rockford, Freeport and Dixon metropolitan areas. HomeBanc has also directed a portion of its real estate development lending and investment activity to the western and northern Chicago suburbs. Although HomeBanc has developed relationships with a number of developers, builders and lenders in the market, HomeBanc's overall lending volume in this market has not constituted a significant percentage of the total lending activity in this large market.

The authority to offer money market deposits and the expanded lending and other powers authorized for thrift institutions by federal and state legislation have resulted in increased competition for both deposits and loans between thrift institutions and other financial institutions such as commercial banks.

Employees
---------

At December 31, 1996, the Company and its subsidiary had a total of 205 em ployees, including 40 part-time employees. None of the employees of the Company and its subsidiary are represented by any collective bargaining group. Management considers its employee relations to be good.


Executive Officers of the Company and the Bank
----------------------------------------------

The following information as to the business experience during the past five years is supplied with respect to the executive officers of the Company and the Bank who do not serve on the Company's Board of Directors. Executive officers of the Company are elected annually to serve until their successors are elected or until they resign or are removed by the Board of Directors. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were elected.

Marsha A. Abramson, age 46. Mrs. Abramson is Senior Vice President-Deposit Services of the Bank. She has held this position since 1984.

Dirk J. Meminger, age 37. Mr. Meminger has been Treasurer of the Bank since 1986 and has served as Treasurer of the Company since 1990. Prior to joining the Bank, Mr. Meminger was employed as an auditor with a local office of an international accounting firm. He is also a certified public accountant.

Robert R. Bennehoff, age 57. Mr. Bennehoff is Senior Vice President-Residential Lending of the Bank. Mr. Bennehoff joined the Bank in 1977 and has held positions including Vice President/Loan Servicing and Vice President/Customer Service.

Peter T. Roche, age 50. Mr. Roche is Senior Vice President-Commercial Lending of the Bank. He joined the Bank in May 1994. Mr. Roche has 16 years of banking experience including officer positions responsible for mortgage and commercial business lending.

REGULATION
----------

General
-------

The Bank is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all its operations. The Bank is a member of the FHLB of Chicago and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of HomeBanc, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect institutions. The Bank is a member of the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund (the "BIF") are the two deposit insurance funds administered by the FDIC, and the deposits of the Bank are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank.

Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.


Federal Regulation of Savings Institutions
------------------------------------------

The OTS has extensive authority over the operations of savings institutions. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of the Bank was as of March 31, 1996. The last regular FDIC Examination was as of April 30, 1995. Under agency scheduling guidelines, it is likely that another OTS examination will be initiated in the near future. When these examinations are conducted, the examiners may require the Bank to provide for higher general or specific loan loss reserves. All savings institutions are subject to a semi-annual assessment, based upon the savings institution's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended December 31, 1996 was $86,000.

The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws, and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal institutions in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings institutions are also generally authorized to branch nationwide. The Bank is in compliance with the noted restrictions.

The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31,
1996, the Bank's lending limit under this restriction was $3.4 million.   On
December 31, 1996, the Bank had five loans, totaling $4.0 million to one borrower in excess of such amount. All of these loans, however, were originated by the Bank prior to the implementation of this limitation and are unaffected by this regulation. Since the implementation of this rule, HomeBanc has not originated any loans exceeding the specified maximum.

The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters such as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action.


Insurance of Accounts and Regulation by the FDIC
------------------------------------------------

The Bank is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition.

The FDIC's deposit insurance premiums are assessed through a risk-based system, under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

The FDIC is authorized to increase assessment rates, on a semi-annual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Capital Requirements" in the Annual Report to Stockholders.


Regulatory Capital Requirements
-------------------------------

Federally insured savings institutions, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings institutions. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement.

The OTS regulations establish special capitalization requirements for savings institutions that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the institution's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. The Bank's subsidiary is an excludable subsidiary. At December 31, 1996, the regulatory investment in this subsidiary was $4.9 million.

At December 31, 1996, the Bank had tangible capital of $15.9 million, or 4.81% of adjusted total assets, which is approximately $10.9 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings institution must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. As of December 31, 1996, the Bank had no intangibles subject to these tests.

At December 31, 1996, the Bank had core capital equal to $15.9 million, or 4.81% of adjusted total assets, which is $6.0 million above the minimum leverage ratio requirement of 3% as in effect on that date.

The OTS risk-based requirement requires savings institutions to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1996, the Bank had $1.6 million of capital instruments (consisting of general loss reserves) that qualify as supplementary capital which was less than 1.25% of risk-weighted assets.

Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank had no such exclusions from capital and assets at December 31, 1996.

In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the Federal National Mortgage Association ("FNMA") or Federal Home Loan Mortgage Corporation ("FHLMC").

OTS regulations also require that every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings institution, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule will not become effective until the OTS evaluates the process by which savings institutions may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings institutions with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise. Based upon OTS calculations through December 31, 1996, the Bank's capital calculation has not been impacted by the interest rate risk component.

On December 31, 1996, the Bank had total capital of $17.5 million (including $15.9 million in core capital and $1.6 million in qualifying supplementary capital) and risk weighted assets of $210.4 million (including $3.2 million in converted off-balance sheet assets); or total capital of 8.29% of risk-weighted assets. This amount was $.6 million above the 8% requirement in effect on that date.

The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against institutions that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized institution" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such institution must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized institutions.

As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized institution must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

Any savings institution that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the institution. An institution that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized institutions. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized institution is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or receiver.

The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The imposition by the OTS or the FDIC of any of these measures on the Bank may have a substantial adverse effect on the Bank's operations and profitability. Company shareholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Company.


Limitations on Dividends and Other Capital Distributions
--------------------------------------------------------

OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

Generally, savings institutions, such as the Bank, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the institution's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of their net income for the most recent four quarter period. However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Bank may pay dividends in accordance with this general authority. The Bank, however, did not pay dividends to the Company during 1996. Savings institutions proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period notice based on safety and soundness concerns. See "- Regulatory Capital Requirements."

The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a savings institution may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not of supervisory concern, and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings institutions that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings institution may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.


Liquidity
---------

All savings institutions, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the minimum liquid asset ratio is 5%.

In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the institution's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon institutions for violations of either liquid asset ratio requirement. At December 31, 1996, the Bank was in compliance with both requirements, with an overall liquid asset ratio of 8.2% and a short-term liquid assets ratio of 4.5%.


Accounting
----------

An OTS policy statement applicable to all savings institutions clarifies and re-emphasizes that the investment activities of a savings institution must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. The Bank is in compliance with these amended rules.

OTS accounting regulations, which may be made more stringent than GAAP by the OTS, require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.


Qualified Thrift Lender Test
----------------------------

All savings institutions, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every twelve months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 1996, the Bank met the test and has always met the test since its inception.

Any savings institution that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an institution does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an institution has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings institution and a national bank, and it is limited to national bank branching rights in its home state. In addition, the institution is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such institution has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any institution that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "-Holding Company Regulation."


Community Reinvestment Act
--------------------------

Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in June 1994 and received a rating of "satisfactory".

Transactions with Affiliates
----------------------------

Generally, transactions between a savings institution or its subsidiaries and its affiliates are required to be on terms as favorable to the institution as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the institution's capital. Affiliates of the Bank include the Company and any company which is under common control with the Bank. In addition, a savings institution may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Bank's subsidiaries are not deemed affiliates, however; the OTS has the discretion to treat subsidiaries of savings institutions as affiliates on a case by case basis.

Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.


Holding Company Regulation
--------------------------

The Company is a unitary thrift holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

As a unitary thrift holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings institution as a separate subsidiary, it would become a multiple thrift holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured thrift) would become subject to such restrictions unless such other institutions each qualify as a QTL and were acquired in a supervisory acquisition.

If the Bank fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple thrift holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies.

The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple thrift holding company. See "Qualified Thrift Lender Test."

The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured institution. Such acquisitions are generally prohibited if they result in a multiple thrift holding company controlling savings institutions in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings institution.


Federal Securities Law
----------------------

The stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.


Federal Reserve System
----------------------

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1996, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "Liquidity."

Savings institutions are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require institutions to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.


Federal Home Loan Bank System
-----------------------------

The Bank is a member of the FHLB of Chicago, which is one of 12 regional FHLBs, that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Chicago. At December 31, 1996, the Bank had $2.1 million in FHLB stock, which
was in compliance with this requirement.   In past years, the Bank has received
substantial dividends on its FHLB stock.  Over the past five calendar years such
dividends have averaged 6.24% and were 6.72% for calendar year 1996.   For the
year ended December 31, 1996, dividends paid by the FHLB of Chicago to the Bank totaled $143,000.

Under federal law the FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.


Impact of New Accounting Standards
----------------------------------

In June 1996, the Financial Accounting Standards Board issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and extinguishments of Liabilities," which provides new accounting and reporting standards for sales, securitization, and servicing of receivables and other financial assets and extinguishments of liabilities. The provisions of the Statement are to be applied to transactions occurring after December 31, 1996. Management does not believe the Company will be significantly impacted by the adoption of Statement No. 125.

Item 2.  Properties
-------------------

The following table sets forth certain information concerning the main office and each branch office of the Bank at December 31, 1996. The aggregate net book value of HomeBanc's premises and equipment was approximately $3.9 million at December 31, 1996.



                                                        Lease Expiration
                                Year                     (Including Any
       Location                Opened  Owned or Leased   Renewal Option)
-------------------------     -------  ---------------  -----------------

Main Office
-----------

1107 E. State Street
Rockford, IL  61104-2259         1962      Owned                     ---


Full Service Branch Offices
---------------------------

3210 Eleventh Street
Rockford, IL  61109-2204         1978      Owned                     ---

2641 North Mulford Road
Rockford, IL  61111-5670         1983      Leased            March 31, 1998
                                                             Five Yr. Renew Opt.

5629 North Second Street
Loves Park, IL  61111-4664       1988      Owned                     ---

Cherry Vale Mall-H42C
Rockford, IL  61112-1009         1975      Leased            June 13, 2001

5875 East Riverside Blvd.
Rockford, IL  61114              1995      Leased            April 1, 2000

205 West Stephenson Street
Freeport, IL  61032-4300         1988      Owned                     ---

1550 West Galena Avenue
Freeport, IL  61032-3104         1988      Owned                     ---

98 Galena Avenue
Dixon, IL  61021-0305            1983      Owned                     ---


Limited Service Branch Offices
------------------------------

122 West Boyd
Dixon, IL  61021-0305             1983     Owned                     ---

ATM-Building Only
1340 N. Galena Avenue
Dixon, IL  61021-0305             1987     Bldg./Owned           Monthly
                                           Land/Leased

Computer Equipment
------------------

The Bank maintains depositor and borrower customer files on an on-line basis with FiServ, Milwaukee, Wisconsin.


Item 3.  Legal Proceedings
--------------------------

The Company, HomeBanc and its subsidiary are involved as plaintiff or defendant in various legal actions arising in the normal course of their businesses. While the ultimate outcome of the various legal proceedings involving the Company, HomeBanc and its subsidiary cannot be predicted with certainty, it is the opinion of management, after consultation with counsel, that the resolution of these legal actions should not have a material effect on the Company's consolidated financial position.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1996.



PART II
-------

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters
-----------------------------------------------------------------------------

Page 41 of the attached 1996 Annual Report to Stockholders is herein incorporated by reference.


Item 6.  Selected Financial Data
--------------------------------

Page 3 of the attached 1996 Annual Report to Stockholders is herein incorporated by reference.


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
-----------------------------------------------------------

Pages 4 through 13 of the attached 1996 Annual Report to Stockholders are herein incorporated by reference.

Item 8.  Financial Statements Supplementary Data
------------------------------------------------

Pages 15 through 39 of the attached 1996 Annual Report to Stockholders are herein incorporated by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

Previous independent accountants:


A. On February 21, LLP ("KPMG") 1995, the Company dismissed KPMG Peat Marwick, as its independent. accountants.

B. The reports of KPMG on the consolidated financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

C. The change of independent accountants was recommended by the Audit Committee and subsequently approved by the Board of Directors.

D. In connection with its audits for the two most recent fiscal years and through February 21, 1995, there have been no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused them to make reference thereto in their report on the consolidated financial statements for such years.

E. During the two most recent fiscal years and through February 21, 1995, there have bee no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)) with KPMG.

F. The Company requested that KPMG furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements, and if not, stating the respects in which they do not agree. A copy of such letter dated February 28, 1995, is filed as Exhibit 16 to the Form 8-K/A dated March 6, 1995 filed with the SEC.

      New independent accountants:

A. On March 9, 1995, the Company engaged the firm of Ernst & Young LLP as independent accountants for the fiscal year December 31, 1995.

PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Information concerning Directors of the Registrant is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Information regarding executive officers of the Company and the Bank included in
Part I of this Form 10-K is incorporated herein by reference.


Item 11.  Executive Compensation
--------------------------------

Information concerning executive compensation (other than the report of the compensation committee and the performance graph) is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.


PART IV
-------

Item 14.  Financial Statements, Exhibits File, and Reports on Form 8-K
----------------------------------------------------------------------

(a) (1)  Financial Statements

The following information appearing in HomeCorp's Annual Report to Stockholders for the year ended December 31, 1996, is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.

Pages 15 through 41 of the attached 1996 Annual Report to Stockholders are herein incorporated by reference.

(a) (2)  Financial Statement Schedules

Except as set forth below, all financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.
Independent Auditors' Report dated January 22, 1997.

(a) (3)  Exhibits



                                                                     Reference to
                                                                     Prior filing
                                                                     or Exhibit
Regulation                                                           Number
S-K Exhibit                                                          Attached
 Number                      Document                                Here To
-----------   -------------------------------------                 ------------
   2          Plan of acquisition, reorganization, arrangement,        None
              liquidation or succession

   3(a)       Articles of Incorporation                                (a)


   3(b)       By-Laws                                                  (a)

   4          Instruments defining the rights of security              (a)
              holders, including debentures

   9          Voting Trust Agreement                                   None

  10          Executive Compensation Plans and Arrangements:
              1.  Employee Stock Ownership Plan                        (a)
              2.  Stock Option and Incentive Plan                      (b)
              3.  Employment Contract of C. Steven Sjogren             (a)
              4.  Employment Agreement of John R. Perkins              (a)
              5.  Employment Agreement of Marsha A. Abramson           (a)
              6.  Employment Agreement of Dirk J. Meminger             (a)
              7.  Employment Agreement of Robert R. Bennehoff          (a)
              8.  1996 Premium Price Stock Option and                  (b)
                    Incentive Plan
              9.  Restoration Benefit Plan                             10.9

  11          Statement re:  computation of per                         (c)
              share earnings

  12         Statement re:  computation of ratios                      Not required

  13         Annual Report to Security Holders                          13

  16         Letter re: change in certifying accountants               (d)

  18         Letter re: change in accounting principles                (e)

  21         Subsidiaries of  Registrant                                21

  22         Published report regarding matters                        None
             submitted to vote of security holders

  23         Consents of Experts and Counsel                            23




  24           Power of Attorney                                         Not required

  27           Financial Data  Schedule                                  27

  99           Additional exhibits                                       None


(a) Filed as exhibits to the HomeCorp's Form S-1 registration statement filed on November 24, 1989 (File No. 33-32284) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(b) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(c) See Note 1(r) of Notes to Consolidated Financial Statements included in the Annual Report under Exhibit 13.

(d) Filed as Exhibit 16 to the Company's Current Report on Form 8-K/A, dated March 6, 1995, filed pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"), which is hereby incorporated by reference herein in accordance with Item 601 of Regulation S-K. The Company filed a Current Report on Form 8-K/A, dated March 10, 1995, with the SEC pursuant to the 1934 Act to report the retention of Ernst & Young LLP as its independent auditor, which report is hereby incorporated by reference herein pursuant to Item 601 of Regulation S-K.

(e) Filed as Exhibit 18 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1994, filed pursuant to the Securities Exchange Act of 1934, as amended, which is hereby incorporated herein by reference.



(b)  Reports on Form 8-K
------------------------

A report on Form 8-K was filed on October 30, 1996, announcing the results of operations for the three and nine month periods ended September 30, 1996.



SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed by the undersigned, thereunto duly authorized.



                                                HOMECORP, INC.



Date:  March 28, 1997                           By: /s/ C. Steven Sjogren
---------------------                           ---------------------------
                                                Duly Authorized Representative

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of HomeCorp, Inc. and in the capacities and on the date indicated.



By:  /s/ Karl H. Erickson               By:  /s/ C. Steven Sjogren
-------------------------               ---------------------------
Chairman of the Board                   Director, President,
                                        Chief Executive Officer
                                        (Principal Executive Officer)

Date:  March 28, 1997                   Date:   March 28, 1997



By: /s/ John R. Perkins                 By:  /s/ Dirk J. Meminger
-----------------------                 ------------------------------
Director, Executive Vice                Treasurer,
Executive Vice President,               Chief Accounting Officer
Chief Financial Officer                 (Principal Accounting Officer)
(Principal Financial Officer)

Date:  March 28, 1997                   Date:  March 28, 1997



By: /s/ Wesley E. Lindberg              By:  /s/ Adam A. Jahns
--------------------------              ----------------------------
Secretary and Director                  Vice Chairman and Director

Date:  March 24, 1997                   Date:  March 24, 1997



By:  /s/ Robert C. Hauser               By:  Larry U. Larson
-------------------------               ----------------------------
Director                                Director

Date:  March 28, 1997                   Date:  March 28, 1997



By:  /s/ Richard W. Malmgren            By:  /s/ David R. Rydell
----------------------------            ---------------------------
Director  Director

Date:  March 28, 1997                   Date:  March 28, 1997

INDEX TO EXHIBITS
-----------------

Exhibit Number
--------------

     10.9             Restoration Benefit Plan

     11               Statement re computation per share earnings
                        (See Note 1(r) of the Notes to Consolidated
                        Financial Statements continued in the Annual Report filed as Exhibit 13 hereto.)

     13               Annual Report to Security Holders

     21               Subsidiaries of the Registrant

     23               Consents of Experts

     27               Financial Data Schedule
                        (The Schedule contains summary financial information extracted from the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1996 and is qualified in its entirety by reference to such financial statements.)