Form 10-Q
period 1997-03-31
HOMECORP INC
filed 1997-05-14
CIK 857667

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                      ----------------------------------


                                   FORM 10-Q

(Mark One)

(  x  )   Quarterly Report under Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Period Ended March 31, 1997.
                                                    --------------

(     )   Transition Report under Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Transition Period from ___ to ___.


Commission File Number:  0-18284
                         -------


                                 HOMECORP, INC.
 ----------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


          Delaware                                          36-3680814
---------------------------------                  --------------------------
(State of Other Jurisdiction of                           I.R.S. Employer
 Incorporation or Organization)                       Identification Number


           1107 East State Street, Rockford, IL           61104-2259
-----------------------------------------------------------------------------
          (Address of Principal Executive Offices)         (ZIP Code)

                                  815-987-2200
-----------------------------------------------------------------------------
                (Issuer's Telephone Number, including Area Code)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                          Yes     x    No
                              ------      ______

As of MARCH 31, 1997 there were 1,128,779 issued and outstanding shares of the Issuer's Common Stock.

                                 HOMECORP, INC.
                                 AND SUBSIDIARY

                                     INDEX


                                                             Page
Part I.   Financial Information

     Item 1.     Financial Statements


                 Balance Sheets as of March 31, 1997
                 (unaudited) and December 31, 1996             1

                 Statements of Earnings
                 (unaudited) for the three months
                 ended March 31, 1997 and 1996                 2

                 Statements of Cash Flows
                 (unaudited) for the three months
                 ended March 31, 1997 and 1996                 3

                 Notes to Consolidated Financial Statements    4

     Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operation  7

Part II.  Other Information

     Item 1.     Legal Proceedings                            12

     Item 6.     Exhibits and Reports on Form 8-K             12

Signatures

CONSOLIDATED BALANCE SHEETS (UNAUDITED)               HOMECORP, INC.
(IN THOUSANDS)                                        AND SUBSIDIARY
-----------------------------------------------------------------------------

                                              March 31,     December 31,
                                                1997            1996
                                              --------      -----------
ASSETS:

 Cash and cash equivalents:
  Cash and non-interest bearing deposits      $ 14,815       $ 13,959
  Interest bearing deposits                        128            181
  Federal funds sold                                 -          2,390
   Total cash and cash equivalents              14,943         14,140

 Securities available for sale, at fair
  value                                         12,717         12,497
 Investment securities (approximate market
  value of $5,456 in 1997 and $5,471 in 1996)    5,502          5,502

Mortgage-backed securities (approximate
  market value of $17,889 in 1997 and $18,577
  in 1996)                                      18,038         18,859
 Federal Home Loan Bank Stock, at cost           2,079          2,079

 Loans receivable, net                         259,847        259,140

 Mortgage loans held for sale                    1,754          1,872
 Real estate acquired in settlement of loans     9,711          9,648
 Investment in real estate developments          5,062          5,095
 Premises and equipment                          3,767          3,869
 Other assets, principally accrued interest      3,027          3,123
----------------------------------------------------------------------------
  Total Assets                                $336,447       $335,824
----------------------------------------------------------------------------

LIABILITIES:

 Deposits                                     $310,584       $311,754
 Advance payments by borrowers for taxes
  and insurance                                  1,940          1,330
 Other liabilities                               2,727          1,882
----------------------------------------------------------------------------
  Total Liabilities                           $315,251       $314,966
----------------------------------------------------------------------------


SHAREHOLDERS' EQUITY:

 Preferred stock-Par Value $0.1; 1,000,000
  share authorized; none outstanding                 -              -

 Common stock-Par Value $.01; 5,000,000
  shares authorized;
  1,128,779 shares issued and outstanding
  for 1997 and 1996.                                11             11
 Paid-in capital                                 6,493          6,493
 Retained earnings                              14,717         14,332
 Unrealized gain (loss) on securities
  available for sale net of taxes                  (25)            22

----------------------------------------------------------------------------
  Total Shareholders' Equity                  $ 21,196       $ 20,858
----------------------------------------------------------------------------
  Total Liabilities and Shareholders' Equity  $336,447       $335,824
----------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)      HOMECORP, INC.
(IN THOUSANDS, EXCEPT PER SHARE DATA)                AND SUBSIDIARY
-------------------------------------------------------------------------------
                                                      Three Months Ended
                                                           March 31,
                                                         1997        1996
                                                         ----        ----
 INTEREST INCOME:
 Loans receivable                                        $5,331    $5,304
 Mortgage-backed securities                                 280       329
 Securities available for sale                              208       134
 Investment securities and other                            214       206
--------------------------------------------------------------------------------
  Total interest income                                   6,033     5,973
--------------------------------------------------------------------------------

INTEREST EXPENSE:
 Deposits                                                 3,634     3,707

--------------------------------------------------------------------------------
  Total interest expense                                  3,634     3,707
--------------------------------------------------------------------------------
 Net interest income                                      2,399     2,266
 Provision for loan losses                                   75       115
--------------------------------------------------------------------------------
  Net interest income after
   provision for loan losses                              2,324     2,151
--------------------------------------------------------------------------------


NON-INTEREST INCOME:
 Fees and service charges                                   470       397
 Gain (loss) on sale of:
  Loans receivable                                           81       338
  Securities available for sale                              (9)        -

 Income from real estate developments                        61         -
 Operations of real estate owned                            120       115
 Other                                                       68        33
-------------------------------------------------------------------------------
  Total non-interest income                                 791       883
-------------------------------------------------------------------------------

NON-INTEREST EXPENSE:
 Compensation and benefits                                1,335     1,258
 Office occupancy and equipment                             326       314
 Data processing                                            219       219
 Federal deposit insurance premium                           86       202
 Other                                                      491       451
                                                          2,457     2,444

 Provision for loss on foreclosed real estate                35         -
--------------------------------------------------------------------------------
  Total non-interest expense                              2,492     2,444
--------------------------------------------------------------------------------
Income before income taxes                                  623       590
Income taxes                                                238       234
--------------------------------------------------------------------------------
Net income                                               $  385    $  356
--------------------------------------------------------------------------------
Earnings per common and common equivalent share           $0.32     $0.30
                                                         ======    ======

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
(IN THOUSANDS)                                                 HOMECORP, INC.
                                                               AND SUBSIDIARY
-------------------------------------------------------------------------------
                                                         Three Months Ended
                                                              March 31,
                                                           1997         1996
                                                         ------       ------
Cash flows from operating activities:
  Net income                                             $    385      $   355
  Adjustment to reconcile net income to
  net cash (used in) operating activities:
    Amortization of:
      Premiums and discounts on loans, and
      mortgage-backed and investment securities                13           26
  Net (income)/loss from real estate  developments            (61)           1
  Provision for loan losses                                    75          115
  Provision for loss on foreclosed real estate                 35            -
  Net (gain) loss on sale of:
    Loans receivable                                          (81)        (338)
    Securities available for sale                               9            -
  Depreciation and amortization of premises and equipment     114          118
  Decrease (Increase) in loans held for sale                  119         (557)
  Increase (Decrease) cash flows due to changes in:
    Accrued interest and other assets                          95         (293)
    Deferred taxes and other liabilities                      845          115

Total adjustments                                           1,163         (813)
Net cash provided by (used in) operating activities         1,548         (458)

Cash flows from investing activities:
  Loan originations, net of principal payments on loans      (768)       2,594
  Purchases of:
    Securities available for sale                          (2,006)      (3,000)
    Investment securities                                    (500)           -
    Certificates of deposit                                     -       (6,000)
    Premises and equipment                                    (11)         (64)
  Investment in foreclosed real estate                          6          (46)
  Investment in real estate developments                     (117)        (298)
  Principal payments on mortgage-backed securities            797        1,012
  Principal repayments of securities available for sale       197          352
  Proceeds from sales of:
    Securities available for sale                             506            -
    Foreclosed real estate                                      -           61
  Proceeds from maturities of:
    Certificates of deposit                                     -        3,000
    Investment securities                                     500        1,000
    Securities available for sale                           1,000        1,986
  Redemption of investments required by law                     -          172
  Distributions of income on real estate partnerships         211          133

Net cash provided by investing activities                    (185)         902

Cash flows from financing activities:
  Net increase (decrease) in deposits                      (1,170)       2,641
  Net increase (decrease) in advance payments by borrowers
   for taxes and insurance                                    610          653

Net cash used in financing activities                        (560)       3,294

Net increase (decrease) in cash and cash equivalents          803        3,738

Cash and cash equivalents at beginning of year             14,140       10,412
Cash and cash equivalents at end of year                   14,943       14,150

Supplemental disclosures of cash flow information
  payment during the period for:
  Interest                                               3,501        3,532
  Taxes                                                      -          240

                                 HOMECORP, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  MANAGEMENT'S STATEMENT

     In the opinion of management the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of HomeCorp, Inc. and Subsidiary (the Company) at March 31, 1997 and December 31, 1996 and the results of operations and cash flows for the three month periods ended March 31, 1997 and 1996. The Notes to the Consolidated Financial Statements which are contained in the 1996 Annual Report to Shareholders and incorporated by reference into the 1996 Form 10-K should be read in conjunction with these Consolidated Financial Statements.

(2)  LOANS RECEIVABLE

     Following is a summary of loans receivable for the dates indicated:

                                           March 31,                 Dec.31,
(In Thousands)                               1997                     1996
                                         -----------               -----------
Conventional first mortgage loans           $166,017                  $168,848
Short-term construction and land loans        16,211                    15,243
Commercial business loans                      6,684                     6,243
Auto and boat loans                           54,283                    53,325
Home equity and improvement loans             22,012                    21,168
Other consumer loans                           1,094                     1,298
                                            --------                  --------
   Total loans receivable, gross            $266,301                  $266,125

Less:
Loans in process                               5,071                     5,639
Deferred loan origination costs                 (436)                     (446)

Unearned discount, principally on
  loans purchased                                194                       210
Allowance for possible loan losses             1,625                     1,582
                                            --------                  --------
   Total loans receivable net               $259,847                  $259,140
                                            ========                  ========

     Adjustable rate loans totaled $103.7 million and $100.9 million at March 31, 1997 and December 31, 1996, respectively. The Bank serviced first mortgage loans for other institutions approximating $163.9 million and $162.9 million at March 31, 1997 and December 31, 1996, respectively.

     The following summarizes activity in the allowance for loan losses for the three month periods indicated:


                                                         Three Months Ended
                                                       March 31,      March 31,
(In Thousands)                                           1997            1996
                                                       --------       --------
Balance at beginning of period                         $  1,582       $  1,175
Charge-offs                                                 (32)           (21)
Recoveries                                                    -              2
Provision for possible loan losses                           75            115
                                                       --------       --------
Balance at end of year                                 $  1,625       $  1,271
                                                       ========       ========

     Total impaired loans at March 31, 1997 were $2.9 million.

     In addition to residential and commercial mortgage loans and consumer loans 90 days or more delinquent, which totaled $2.7 million, the Bank identified as impaired one loan totaling $192,000 to a borrower who also had a commercial real estate loan that was greater than 90 days delinquent as of March 31, 1997. The $192,000 loan was current at March 31, 1997. Total indebtedness of this borrower was $966,000 at March 31, 1997. The indebtedness is secured by a commercial building located in Boone County, Illinois which is being leased to retail businesses. The building was approximately 33% leased at March 31, 1997. HomeBanc recently initiated foreclosure based upon a recent slowing of the lease- up process. A reserve of $45,000 had been established for this borrower at December 31, 1995.

     Included in impaired loans were two participating interests totaling $1.4 million at March 31, 1997 that were ninety days delinquent but which continued on an accrual basis. The participating interests represent interests in loans to a single borrower who has filed for bankruptcy protection under Chapter 11 and are secured by multi-family properties located in Southern Wisconsin. The cash flow from both properties is currently being diverted to a bankruptcy trustee for distribution. Payments were received during the first quarter that maintained the loans at an approximate 90 day delinquent status. It is anticipated that additional funds will be released to the participating banks as senior secured creditors and that such funds will return the loans to a current status and maintain scheduled payments. Based upon the current and historical lease performance of the buildings, their current physical condition and the economic condition of the area in which the buildings are located, accrual status was considered appropriate.

     A total of $36,000 in interest income was recognized during the first three months of 1997 on impaired loans. A total of $31,000 was recognized on the two delinquent participations discussed above. An additional $26,000 of interest income would have been recognized had the nonaccruing impaired loans remained current. The average recorded investment in impaired loans during the three months ended March 31,1997 was approximately $3.0 million.

     The Bank has no restructured loans at March 31, 1997.


(3)  EARNINGS PER SHARE

     Earnings per share for the three months ended March 31, 1997 and 1996 were computed by dividing net income by 1,183,433 and 1,171,311, respectively, representing the average number of common and common equivalent shares (using the treasury share method) outstanding. The Company's equivalent shares consist entirely of common stock options.


(4)  NEW ACCOUNTING PRONOUNCEMENT

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 of $.02 and $.01 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.


(5)  SUBSEQUENT EVENT

     The Company's Board of Directors declared a split of the Company's common stock at the April 22, 1997 Annual Meeting. The split is payable on or about May 30, 1997 to shareholders of record on May 9, 1997. Under the terms of the stock split, HomeCorp shareholders will receive one additional share for each two shares held on the record date.

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



                              FINANCIAL CONDITION

The Company's March 31, 1997 balance sheet reflects the continuing focus upon community banking. The consumer loan portfolio increased $1.6 million, or 2% during first quarter 1997 while the commercial business loan portfolio increased $441,000 or 7%. Consumer growth was largely due to the origination of indirect automobile loans. All such loans are underwritten and approved by HomeBanc loan officers. Growth was also generated in home equity and improvement loans, a result of a targeted loan promotion during the first quarter of 1997. The Bank's involvement with the small business community continues to provide steady growth in the business loan portfolio. Relationships established through small business lending generally result in the Bank providing additional services as well, such as checking and related services.

The mortgage loan portfolio declined $1.3 million, or less than 1% during the first quarter of 1997. A $1.8 million participation secured by a motel in southern Wisconsin was repaid during the first quarter of 1997. Included with mortgage loans is the Bank's construction portfolio, which increased

$968,000 during the three months ended March 31, 1997. The Bank intends to increase the construction loan portfolio further during the summer months of 1997. The Bank continues to sell all fixed interest rate mortgage loans originated as well as certain adjustable rate loans.

Investment in real estate developments decreased $31,000 during the first quarter. The Company sold its interest in two real estate development partnerships during the first quarter. The partnerships each contained a single developed commercial lot. As of March 31, 1997, the Company's investment in real estate development represented a single project located in suburban Chicago containing both residential and commercial lots. The completion of the final 90 residential lots was initiated during the first quarter and management anticipates the lots being available for sale during 1997.

Investment in foreclosed real estate increased $63,000 to $9.7 million. The Company did enter a sales contract on a parcel of land located in Michigan. No loss is anticipated from the resolution of the property.

Core deposits of the Bank, defined as checking, NOW, Money Market and passbook savings, increased 3% during first quarter 1997, representing $2.3 million. The Bank continues to focus upon the generation of what are considered core banking relationships. The continuing growth in business lending is a benefit to core deposit growth as well as the ongoing retail deposit promotions. Deposits in the aggregate declined $1.2 million during first quarter, with the declines noted primarily in intermediate term (30 to 36 month) certificates of deposit.

The Bank's suit in the United States Court of Federal Claims against the United States for breach of contract with regard to the utilization as capital of the supervisory goodwill, which was created when the Bank acquired failing institutions in the 1980's, has been stayed pending the outcome of an appeal in another case that was heard by the U. S. Supreme Court. While the Supreme Court ruled favorably on the issue in the other case, the Company's suit has yet to be heard.


                             RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the yields on average interest-earning assets as well as the cost of average interest-bearing liabilities. The table does not reflect the impact of income taxes. All averages are monthly average balances.

                                                           Three Months Ended
                                                                March 31,
                                                            1997         1996
                                                            ----         ----
Mortgage loans
Consumer loans                                              8.20%        7.92%
Commercial loans                                            8.01         8.22
Other earning assets                                        9.09         9.57
                                                            5.97         5.58
                                                            ----         ----

 Total interest-earning assets                             7.83           7.64
                                                           ----           ----

Deposits                                                   4.82           4.85
                                                           ----           ----
                                                           4.82           4.85
                                                           ----           ----

Interest rate spread                                       3.01%          2.79%
                                                           ====           ====
Net interest rate margin                                   3.12%          2.90%
                                                           ====           ====

THREE MONTHS ENDED MARCH 31, 1997 VS 1996:

Net income increased 8% during the quarter ended March 31, 1997 compared to the same quarter of 1996. The Company experienced improvements in most areas of its operation as compared to the prior year.

Net Interest Income
-------------------

Net interest income totaled $2.4 million for the first quarter 1997, an increase of 6% from $2.3 million in the prior year. The Company's net interest margin increased to 3.12% during the first quarter of 1997 from 2.90% during first quarter 1996. The asset yield increased to 7.83% from 7.64% while the Company's cost of funds decreased to 4.82% from 4.85%. The increased asset yield resulted from consumer loan portfolio growth and increased yields in the mortgage and mortgage-backed securities portfolios. Consumer originations continue to provide portfolio growth, while the equity line of credit portfolio provides an asset capable of immediately responding to changes in interest rates. The general level of interest rates increased in first quarter 1997. The Bank's consumer and mortgage loan portfolios benefited from this increase. The mortgage portfolio contains six month adjustable ARMS and construction loans which are both responsive to interest rate changes. The increased yield from the mortgage-backed securities portfolio was the result of repricing of adjustable rate securities and a general slowing of repayment activity, which benefits the Bank's portfolio which has a net premium position. No mortgage-backed securities were purchased during first quarter 1997 and 1996.

The decline in cost of funds is primarily the result of the shift within the deposit base into core deposits from longer term certificates of deposit. The cost of the Company's time deposits declined slightly to 5.84%, as compared to 5.89% during the first quarter of 1996.

Provision for Loan Losses
-------------------------

The Company established provisions for loan losses of $75,000 during first quarter 1997, a decrease from $115,000 during first quarter 1996. The decrease during 1997 is due to a slight reduction in total delinquencies within the consumer portfolio and basically unchanged delinquencies within the mortgage portfolio. Consumer loans delinquent 30 or more days declined $76,000 from December 31, 1996, and represented 0.4% of outstanding loans.

Non-Interest Income
-------------------

Fees and service charges increased $73,000 or 18% in the first quarter of 1997 as compared to first quarter 1996. Service charges increased $77,000, or 30% to a total of $273,000 for the first quarter of 1997. The increased fees reflect the growth experienced in the core deposit base of the Bank. The largest increases in service charge income were noted in checking related fees, both retail and commercial business.

Fee income received from the servicing of mortgage loans increased $18,000 to $132,000 during the first three months of 1997 from the same period of 1996. This increase was offset by a $14,000 increase in the amortization of mortgage servicing rights established under Statement of Financial Accounting Standards Number 122, which went into effect on January 1, 1996. The pronouncement requires the Bank to assign a value to the future servicing income for a loan when it is sold on a servicing retained basis. The value is capitalized on the Bank's balance sheet and amortized against the servicing income generated from the loans. Servicing rights relating to loans sold during 1996 and first quarter 1997 totaled $554,000 at March 31, 1997.

Income from real estate development increased to $61,000 for the three months ended March 31, 1997 from a minimal loss during 1996. The 1997 income is due primarily to the sale of single family lots and the sale of the Company's interest in two partnerships, each containing one developed commercial lot.

REO operations represent the net operating income from a shopping center foreclosed upon by the Bank. Operating income increased to $120,000 from $115,000 during the first quarter of 1997 as compared to first quarter 1996. Management continues to pursue the sale of the Center.

Non-Interest Expenses
---------------------

Operating expenses remained relatively stable, increasing by $13,000 in 1997 from 1996. Deposit insurance premiums paid to the Federal Deposit Insurance Corporation declined $117,000, or 58% during the first quarter of 1997 from the first quarter of 1996 as a result of the recapitalization of the Savings Insurance Fund in the fourth quarter 1996 and a credit granted against first quarter 1997 premiums. The insurance premiums are expected to increase in the second quarter, although they should remain well below the premiums experienced during 1996.

Other expense increased $40,000, primarily due to legal costs incurred in the Bank's lawsuit involving the parcel of land in Michigan foreclosed upon by the Bank. The Bank is pursuing recovery of certain costs involved with the property from its prior owners.

The Company established a $35,000 provision for real estate owned during first quarter 1997, which is included in non-interest operating expenses. The amount relates to a parcel of land located in Michigan. The provision was made based upon recent negotiations for sale of the property.

                        LIQUIDITY AND CAPITAL RESOURCES

Liquidity is generally regarded as the ability to generate sufficient cash flow to meet all present and future funding commitments. The Bank's primary sources of funds, or liquidity, are deposits, amortization, and prepayment of loan principal (including mortgage-backed and certain investment securities) operations and to a lesser extent, maturities of investment securities and the sale of available for sale securities.

The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating activities, investing activities, and financing activities. Operating activities consist of net income adjusted for non cash activity, and generated or provided $1.5 million in cash during the first quarter 1997. This compares to a use of $458,000 in cash during first quarter 1996. The primary differences between periods are increased deferred taxes and other liabilities of $845,000 in 1997 compared to $115,000 in 1996. The Company's deferred tax liability increased as a result of the sale of its interest in two real estate partnerships. Mortgage loans held for sale declined $119,000 in first quarter 1997 compared to an increase of $557,000 during 1996. Origination of mortgage loans for sale were lower in first quarter 1997 than the year earlier period.

Investing activities used $185,000 in cash during 1997 and provided $902,000 in 1996. Loan originations for the portfolio net of principal repayments used $768,000 in first quarter 1997. Repayments exceeded originations by $2.6 million during first quarter 1996. Cash flows from the mortgage portfolio did decline somewhat between the years, partly due to slower prepayments and partly due to the continued decline of the fixed rate portion of the Bank's residential mortgage portfolio. Also, the Bank has increased its originations of loan products for portfolio, both mortgage and non-mortgage. Management continues to focus upon loan portfolio growth.

Financing activities used $560,000 in cash during 1997, primarily due to a $1.2 million decline in deposits. First quarter 1996 financing activities provided $3.3 million in cash, largely due to an increase of $2.6 million in deposits during 1995. The focus of the Bank was generating core deposits in 1997, which it was successful in doing. Core deposits increased $2.3 million, or 3% in the first quarter 1997. Management believes the certificate of deposit pricing of the Bank is reasonable and competitive. The Bank did not attempt to match the higher rates offered in its marketplace on intermediate and longer term certificates of deposits and did experience a decline in these certificate of deposit classes. Management believes the reduction in cost of deposits and growth in core deposits outweighed the cost of deposit growth in the aggregate during first quarter 1997. Deposit pricing is reviewed continually in light of market movements and the Bank's demand for funding sources.

                                HOMECORP, INC.
                                AND SUBSIDIARY


PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits
          Index to exhibits
          (11) Statement regarding computation of earnings per share (included in Note 3)

          (27) Financial Data Schedule (attached)


     (b)  Reports on Form 8-K
          HomeCorp filed the following Form 8-K during the quarter ended March 31, 1997.

          January 21, 1997 - The registrant issued a release announcing the results of operations for the fourth quarter of 1996 and for the year ended December 31, 1996.

                                HOMECORP, INC.
                                AND SUBSIDIARY

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         HOMECORP, INC.
                                         --------------
                                         (Registrant)



Date:     May 15, 1997                   /s/ C. Steven Sjogren
     -----------------------             -----------------------------
                                         C. Steven Sjogren
                                         President
                                         Chief Executive Officer



Date:     May 15, 1997                   /s/ John R. Perkins
     -----------------------             -----------------------------
                                         John R. Perkins
                                         Executive Vice President
                                         Chief Financial Officer



Date:     May 15, 1997                   /s/ Dirk J. Meminger
     -----------------------             -----------------------------
                                         Dirk J. Meminger
                                         Treasurer
                                         Chief Accounting Officer