Form 10-Q
period 1997-06-30
HOMECORP INC
filed 1997-08-14
CIK 857667

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                      ----------------------------------



                                   FORM 10-Q

(Mark One)

(  x  )   Quarterly Report under Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Period Ended June 30, 1997.
                                                    --------------

(_____) Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ___ to ___.


Commission File Number:  0-18284
                         -------


                                 HOMECORP, INC.
----------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


          Delaware                                     36-3680814
-------------------------------                   ---------------------
(State of Other Jurisdiction of                      I.R.S. Employer
 Incorporation or Organization)                   Identification Number


           1107 East State Street, Rockford, IL           61104-2259
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

                        Yes    x           No______
                             ------

As of JUNE 30, 1997 there were 1,693,052 issued and outstanding shares of the Issuer's Common Stock.

                                HOMECORP, INC.
                                AND SUBSIDIARY

                                     INDEX

                                                               Page
Part I.   Financial Information

     Item 1.   Financial Statements

               Balance Sheets as of June 30, 1997
               (unaudited) and December 31, 1996                  1

               Statements of Earnings
               (unaudited) for the three and six months
               ended June 30, 1997 and 1996                       2

               Statements of Cash Flows
               (unaudited) for the three and six months
               ended June 30, 1997 and 1996                       3

               Notes to Consolidated Financial Statements         4

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation       6


Part II.  Other Information
     Item 4.   Submission of Matters t Vote of Security Holders  13

     Item 6.   Exhibits and Reports on Form 8-K                  13



Signatures

CONSOLIDATED BALANCE SHEETS (UNAUDITED)                                  HOMECORP, INC.
(IN THOUSANDS)                                                           AND SUBSIDIARY
----------------------------------------------------------------------------------------------------------
                                                                    June 30,     December 31,
                                                                      1997          1996
                                                                   --------       ---------
ASSETS:

 Cash and cash equivalents:
  Cash and non-interest bearing deposits                           $  5,558       $ 13,959
  Interest bearing deposits                                           1,096            181
  Federal funds sold                                                      -              -
   Total cash and cash equivalents                                    6,654         14,140

 Securities available for sale, at fair value                        10,998         12,497
 Investment securities (approximate market value of
  $6,377 in 1997 and $5,471 in 1996)                                  6,501          5,502
 Mortgage-backed securities
  (approximate market value of
  $16,991 in 1997 and $18,577 in 1996)                               17,229         18,859
 Federal Home Loan Bank Stock, at cost                                1,637          2,079

 Loans receivable, net                                              264,552        259,140

 Mortgage loans held for sale                                         2,299          1,872
 Real estate acquired in settlement of loans                          9,383          9,648
 Investment in real estate developments                               5,763          5,095
 Premises and equipment                                               3,673          3,869
 Other assets, principally accrued interest                           2,919          3,123
----------------------------------------------------------------------------------------------------------
  Total Assets                                                     $331,608       $335,824
----------------------------------------------------------------------------------------------------------

LIABILITIES:

 Deposits                                                          $304,671       $311,754
 Borrowed funds                                                       2,000              -
 Advance payments by borrowers for taxes and insurance                1,171          1,330
 Other liabilities                                                    2,077          1,882
----------------------------------------------------------------------------------------------------------
  Total Liabilities                                                $309,919       $314,966
----------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:

 Preferred stock-Par Value $0.1; 1,000,000 share authorized;
  none outstanding                                                        -              -
 Common stock-Par Value $.01; 5,000,000 shares
  authorized;
  1,693,052 and 1,128,779 shares issued and outstanding
  for 1997 and 1996.                                                     17             11
 Paid-in capital                                                      6,487          6,493
 Retained earnings                                                   15,193         14,332
 Unrealized gain (loss) on securities available
  for sale net of taxes                                                  (8)            22
------------------------------------------------------------------------------------------------------------------------------------

  Total Shareholders' Equity                                       $ 21,689       $ 20,858
------------------------------------------------------------------------------------------------------------------------------------

  Total Liabilities and Shareholders' Equity                       $331,608       $335,824
------------------------------------------------------------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)                  HOMECORP, INC.
(IN THOUSANDS, EXCEPT PER SHARE DATA)                            AND SUBSIDIARY
--------------------------------------------------------------------------------------

                                      Three Months Ended       Six Months Ended
                                            June 30,                June 30,
                                        1997       1996       1997         1996
                                        ----       ----       ----         ----
INTEREST  INCOME:
  Loans receivable                     $5,342     $5,344    $10,672        $10,648
     Mortgage-backed securities           269        320        549            650
  Securities available for sale           200        164        408            298
  Investment securities and other         196        238        411            443
--------------------------------------------------------------------------------------
     Total interest income              6,007      6,066     12,040         12,039
--------------------------------------------------------------------------------------

INTEREST EXPENSE:
  Deposits                              3,586      3,647      7,220          7,354
  Borrowed Funds                            4          -          4              -
--------------------------------------------------------------------------------------
     Total interest expense             3,590      3,647      7,224          7,354
--------------------------------------------------------------------------------------
  Net interest income                   2,417      2,419      4,816          4,685
  Provision for loan losses                65        105        140            220
--------------------------------------------------------------------------------------
   Net interest income
    after provision for loan losses     2,352      2,314      4,676          4,465
--------------------------------------------------------------------------------------

NON-INTEREST INCOME:
  Fees and service charges                465        419        936            816
  Gain (loss) on sale of:
     Loans receivable                      83        211        164            549
     Securities available for sale          -          -         (9)             -

  Income from real estate developments    688        (14)       749            (14)
  Operations of real estate owned         120        116        240            231
  Other                                    54         51        121             84
--------------------------------------------------------------------------------------
   Total non-interest income            1,410        783      2,201          1,666
--------------------------------------------------------------------------------------

NON-INTEREST EXPENSE:
  Compensation and benefits             1,341      1,251      2,676          2,508
  Office occupancy and equipment          322        305        647            619
  Data processing                         201        223        421            441
  Federal deposit insurance premium       127        203        213            406
  Other                                   512        443      1,019            895

  Provision for loss on foreclosed
   real estate                            470          -        505              -
--------------------------------------------------------------------------------------
   Total non-interest expense           2,989      2,425      5,481          4,869
--------------------------------------------------------------------------------------
Income before income taxes                773        672      1,396          1,262
Income taxes                              297        261        535            495
--------------------------------------------------------------------------------------
Net income                            $   476    $   411    $   861        $   767
--------------------------------------------------------------------------------------
Earnings per common and
  common equivalent share             $  0.26    $  0.23    $  0.48        $  0.43
                                      =======    =======    =======        =======

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)                               HOMECORP, INC.
(IN THOUSANDS)                                                                AND SUBSIDIARY
------------------------------------------------------------------------------------------------

                                                                      Six Months Ended
                                                                          June 30,
                                                                   1997               1996
                                                                 -------             -------
Cash flows from operating  activities:
  Net income                                                      $  861              $  766
  Adjustment to reconcile net income to
  net cash (used in) operating activities:
     Amortization of:
       Premiums and discounts on loans, and
       mortgage-backed and investment securities                      39                  60
  Net (income)/loss from real estate developments                   (749)                  1
  Provision for loan losses                                          140                 115
  Provision for loss on foreclosed real estate                       505                   -
  Net (gain) loss on sale of:
   Loans receivable                                                 (164)               (338)
   Securities available for sale                                       9                   -
   Depreciation and amortization of premises and equipment           223                 118
   Decrease (Increase) in loans held for sale                       (427)               (557)
   Increase (Decrease) in cash flows due to changes in:
     Accrued interest and other assets                               205
     Deferred taxes and other liabilities                            195                 115

Total adjustments                                                    (24)               (813)
Net cash provided by (used in) operating activities                  837
Cash flows from investing activities:
  Loan originations, net of principal payments on loans           (3,271)              2,594
  Purchases of:
     Loan participations                                          (2,604)             (3,202)
     Securities available for sale                                (4,500)             (6,997)
     Investment securities                                        (2,000)             (1,000)
     Certificates of deposit                                           -              (7,000)
     Premises and equipment                                          (27)               (112)
Investment in foreclosed real estate                                   7                 (34)
Investment in real estate developments                              (130)               (782)
Principal payments on mortgage-backed securities                   1,584               3,485
Principal repayments of securities available for sale                427                 685
Proceeds from sales of:
     Securities available for sale                                 2,506                   -
     Foreclosed real estate                                          274                  61
Proceeds from maturities of:
     Certificates of deposit                                           -               7,000
     Investment securities                                         1,000               2,000
     Securities available for sale                                 3,000               1,986
Redemption of investments required by law                            442                 172
Distributions of income on real estate partnerships                  211                 133

Net cash provided by investing activities                         (3,081)                923
Cash flows from financing activities:
  Net increase (decrease) in borrowings                            2,000                   -
  Net increase (decrease) in deposits                             (7,083)                517
  Net increase (decrease) in advance payments by
    borrowers for taxes and insurance                               (159)               (566)

Net cash used in financing activities                             (5,242)                (49)

Net increase (decrease) in cash and cash equivalents              (7,486)              1,544
Cash and cash equivalents at beginning of year                    14,140              10,412
Cash and cash equivalents at end of year                           6,654              11,956
Supplemental disclosures of cash flow information
  payment during the period for:
     Interest                                                      7,222               7,357
     Taxes                                                           256                 240

                                 HOMECORP, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) MANAGEMENT'S STATEMENT

    In the opinion of management the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of HomeCorp, Inc. and Subsidiary (the Company) at June 30, 1997 and December 31, 1996 and the results of operations and cash flows for the six month periods ended June 30, 1997 and 1996. The Notes to the Consolidated Financial Statements which are contained in the 1996 Annual Report to Shareholders and incorporated by reference into the 1996 Form 10-K should be read in conjunction with these Consolidated Financial Statements.

(2) LOANS RECEIVABLE

    Following is a summary of loans receivable for the dates indicated:

                                                      June 30,                    Dec.31,
    (In Thousands)                                     1997                        1996
                                                    -----------                 -----------
    Conventional first mortgage loans               $166,825                    $168,848
    Short-term construction and land loans            20,041                      15,243
    Commercial business loans                          7,597                       6,243
    Auto and boat loans                               55,172                      53,325
    Home equity and improvement loans                 23,235                      21,168
    Other consumer loans                               1,136                       1,298
                                                    --------                    --------
        Total loans receivable, gross               $274,006                    $266,125
    Less:
    Loans in process                                   8,107                       5,639
    Deferred loan origination costs                     (420)                       (446)

    Unearned discount, principally on
      loans purchased                                    187                         210
    Allowance for possible loan losses                 1,580                       1,582
                                                    --------                    --------
      Total loans receivable net                    $264,552                    $259,140
                                                    ========                    ========

    Adjustable rate loans totaled $111.3 million and $100.9 million at June 30, 1997 and December 31, 1996, respectively. The Bank serviced first mortgage loans for other institutions approximating $164.0 million and $162.9 million at June 30, 1997 and December 31, 1996, respectively.

    The following summarizes activity in the allowance for loan losses for the three month periods indicated:

                                                    Three Months Ended            Six Months Ended
                                                 June 30,        June 30,       June 30,    June 30,
(In Thousands)                                     1997            1996           1997        1996
                                                 --------        --------        -------    --------
Balance at beginning of period                   $  1,625        $  1,271         $1,582     $ 1,175
Charge-offs                                          (118)            (12)         (150)         (33)
Recoveries                                              8               1              8           3
Provision for possible loan losses                     65             105            140         220
                                                 --------        --------       --------     -------
Balance at end of year                           $  1,580        $  1,365       $  1,580     $ 1,365
                                                 ========        ========       ========     =======

    Total impaired loans at June 30, 1997 were $1.7 million.

    In addition to residential and commercial mortgage loans and consumer loans 90 days or more delinquent, which totaled $269,000, the Bank identified two participating interests totaling $1.4 million at June 30, 1997 that were ninety days delinquent. The participating interests represent interests in loans to a single borrower and are secured by multi-family properties located in Southern Wisconsin. Payments were received during the first six months of 1997 that maintained the loans at an approximate 90 day delinquent status. The underlying borrower sold the properties on contract to an individual that ultimately declared bankruptcy. The properties have been cleared from the bankruptcy proceedings and the original borrower is completing a plan to return the loans to current status.

    A total of $58,000 in interest income was recognized during the first six months of 1997 on impaired loans. A total of $48,000 was recognized on the two delinquent participations discussed above. An additional $106,000 of interest income would have been recognized had the nonaccruing impaired loans remained current. The average recorded investment in impaired loans during the six months ended June 30, 1997 was approximately $2.7 million.

    The Bank has no restructured loans at June 30, 1997.


(3) EARNINGS PER SHARE

    The Company's outstanding common shares have been adjusted for all periods presented to reflect the impact of the three-for-two stock split declared by the Board of Directors on April 22, 1997.

    Earnings per share for the three and six months ended June 30, 1997 were computed by dividing net income by 1,774,297, the average number of common and common equivalent shares (using the treasury share method) outstanding, respectively. The Company's equivalent shares consist entirely of common stock options.

    Earnings per share for the three and six months ended June 30, 1996 were computed by dividing net income by 1,758,030 and 1,741,162, the weighted average number of shares outstanding during the respective periods as adjusted for the dilutive effect of common stock options.

(4) NEW ACCOUNTING PRONOUNCEMENT

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the three and six months ended June 30, 1997 and June 30, 1996 of $.02. The impact is expected to result in an increase in primary earnings per share of $.01 and $.03 for the three and six months ended June 30, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.



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



                              FINANCIAL CONDITION

The Company's June 30, 1997 balance sheet reflects the continuing focus upon community banking. The consumer loan portfolio increased $3.7 million, or 5% during the first six months of 1997 while the commercial business loan portfolio increased $1.4 million, or 22%. Consumer growth was largely due to the origination of indirect automobile loans. All such loans are underwritten and approved by HomeBanc loan officers. Growth was also generated in home equity and improvement loans, a result of targeted loan promotions during the first half of 1997. The Bank intends to continue such promotions during the second half of 1997. The Bank's involvement with the business community continues to provide steady growth in the commercial loan portfolio. Relationships established through business lending generally result in the Bank providing additional services as well, such as checking and related services.

The mortgage loan portfolio remained relatively stable, increasing $291,000, or less than 1% during the first six months of 1997. A $1.8 million participation secured by a motel in southern Wisconsin was repaid during 1997. Included with mortgage loans is the Bank's construction portfolio, which increased $2.3 million during the six months ended June 30, 1997. The Bank does not anticipate similar growth in the construction loan portfolio during the second half of 1997. The Bank continues to sell all fixed interest rate one to-four family mortgage loans originated as well as certain adjustable rate loans.

Investment in real estate developments increased $668,000 during the first six months of 1997. The Company sold its interest in two real estate development partnerships during 1997 at a small gain. The partnerships each contained a single developed commercial lot. This decline was more than offset primarily by increased undistributed earnings in the Company's final real estate partnership. This partnership sold two commercial parcels in 1997 and generated income that had not yet been distributed to the Company at June 30, 1997. The Company's remaining project is located in suburban Chicago and contains both residential and commercial lots. The completion of the final 90 residential lots was initiated during the first quarter and management anticipates the lots being available for sale during third quarter 1997.

Investment in foreclosed real estate decreased $265,000 to $9.4 million. A provision of $470,000 was recorded during the second quarter of 1997 based upon management's ongoing evaluation of the REO properties. See "Results of Operations - Three Months Ended June 30, 1997 vs 1996."

Deposits of the Bank declined between June 30, 1997 and December 31, 1996 primarily due to run-off of 30 to 36 month certificates of deposit. The Bank continues to focus upon the generation of what are considered core banking relationships.

The Bank's suit in the United States Court of Federal Claims against the United States for breach of contract wit regard to the utilization as capital of the supervisory goodwill, which was created when the Bank acquired failing institutions in the 1980's, has been stayed pending the outcome of an appeal in another case that was heard by the U.S. Supreme Court. While the Supreme Court ruled favorably on the issue in the other case, the Company's suit has yet to be heard.


                             RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the yields on average interest-earning assets as well as the cost of average interest-bearing liabilities. The table does not reflect the impact of income taxes. All averages are monthly average balances.

                                    Three Months Ended    Six Months Ended
                                         June 30,            June 30,
                                    1997       1996      1997      1996
                                   -------     ----      ----      ----
Mortgage loans                       8.12%     7.98%     8.19%     7.93%
Consumer loans                       8.19      8.25      8.10      8.24
Commercial loans                     9.43      9.01      9.26      9.32
Other earning assets                 6.11      5.89      6.04      5.73
                                     ----      ----      ----      ----
  Total interest-earning assets      7.88      7.72      7.87      7.67
                                     ----      ----      ----      ----

Deposits                             4.82      4.75      4.82      4.81
Borrowings                           5.46      0.00      5.46      0.00
                                     ----      ----      ----      ----
                                     4.82      4.75      4.82      4.81
                                     ----      ----      ----      ----
Interest rate spread                 3.06%     2.97%     3.05%     2.86%
                                     ====      ====      ====      ====
Net interest rate margin             3.17%     3.08%     3.15%     2.98%
                                     ====      ====      ====      ====

THREE MONTHS ENDED JUNE 30, 1997 VS 1996:

Net income increased 16% during the quarter ended June 30, 1997 compared to the same quarter of 1996. The Company's more significant improvements were noted in income from real estate development and loan fees and service charges. These improvements were partially offset by a $470,000 provision for loss on REO recorded during the second quarter of 1997. Net interest income was consistent between the quarters at $2.4 million.

Net Interest Income
-------------------

The Company's net interest margin increased to 3.17% during the second quarter of 1997 from 3.08% during second quarter 1996. The asset yield increased to 7.88% from 7.72% while the Company's cost of funds increased to 4.82% from 4.75%. The increased asset yield resulted from consumer loan portfolio growth and increased yields in the mortgage and mortgage-backed securities portfolios. Consumer originations continued to provide portfolio growth, while the equity line of credit portfolio provided an asset capable of immediately responding to changes in interest rates. The mortgage portfolio contains six month adjustable ARMS and construction loans which are both responsive to interest rate changes. The increased yield from the mortgage-backed securities portfolio was the result of repricing adjustable rate securities and a general slowing of repayment activity, which benefits the Bank's portfolio which has a net premium position. No mortgage-backed securities were purchased during 1997.

The increase in cost of funds is primarily the result of repricing of savings deposits and competition in the Bank's market area for certificates of deposit. Management continues to position the Bank in a competitive pricing scenario, but does not attempt to match or exceed every rate offered locally. The cost of savings deposits (passbook savings and money market) was 2.58% for the second quarter of 1997 versus 2.11% during the second quarter of 1996.


Non-Interest Income
-------------------

Income from real estate development increased to $688,000 for the three months ended June 30, 1997 from a minimal loss during 1996. The 1997 income is due primarily to the sale of commercial lots from one development partnership in which the company is a partner. The remaining development partnership contains both single-family and commercial lots, although management does not anticipate the same volume of commercial lots closings during the second half of 1997 as was experienced in the first six months.

Loan fees and service charges increased $47,000, or 11% in the second quarter of 1997 as compared to second quarter 1996. The improvement was primarily due to increased service charges which continue to grow due to the emphasis upon the Bank's core deposit base. Core deposits, such as checking and savings accounts tend to generate more fee income than time deposits.

Net gains from the sale of mortgage loans and mortgage-backed and investment securities declined to $83,000 for the second quarter of 1997 from $211,000 during the second quarter of 1996. There were fewer loans originated and sold during 1997. This was due in large part to a general slowing of real estate sales in the Bank's primary market area. The Bank has recently initiated plans, both through the addition of personnel and expansion of residential loan products offered, to increase mortgage originations and sales.

Provisions for Loan and REO Losses
----------------------------------

A provision of $470,000 was recorded during the second quarter of 1997 for possible future losses from the sale of foreclosed real estate. The provision was based upon management's ongoing analysis of foreclosed properties, primarily the two largest properties, a parcel of land in Michigan and a shopping center in the Bank's market area. The majority of the provision related to the shopping center.

A provision of $65,000 was recorded for loan losses during the three months ended June 30, 1997 as compared to $105,000 during the three months ended June 30, 1996. The reduction is based upon management's regular analysis of the adequacy of the loan loss allowance. This analysis considers current impaired loans, overall delinquencies, loss histories and general economic information.


Non-Interest Expenses
---------------------

Operating expenses increased by approximately 4% during second quarter 1997 from second quarter 1996. Deposit premiums paid to the federal Deposit Insurance Corporation declined $76,000 during the second quarter of 1997 from the second quarter of 1996 as a result of the recapitalization of the Savings Association Insurance Fund. This reduction was offset by increases in compensation and benefits, which increased $90,000 between second quarter 1997 and 1996 due to general compensation increases and additional personnel in the lending area. Other expense increased $84,000 primarily due to legal costs incurred in the Bank's lawsuit involving the parcel of land in Michigan foreclosed upon by the Bank. The Bank is pursuing recovery of certain costs involved with the property from its prior owners.


SIX MONTHS ENDED JUNE 30, 1997 VS 1996:

Net income increased 12% during the six months ended June 30, 1997 compared to the same period of 1996. The Company's more significant operating improvements were noted in income from real estate development and loan fees and service charges. These improvements were partially offset by a $505,000 provision for loss on foreclosed real estate. Net interest income increased approximately 3% between 1997 and 1996.


Net Interest Income
-------------------

Net interest income totaled $4.8 million for the first six months of 1997, an increase of 3% from $4.7 million in the prior year. The Company's net interest margin increased to 3.15% from 2.98% during the same time period. The asset yield increased to 7.87% from 7.67% while the Company's cost of funds remained virtually unchanged, increasing to 4.82% from 4.81%. The increased asset yield resulted from consumer loan portfolio growth and increased yields in the mortgage and mortgage-backed securities portfolios.

The increased yield from the mortgage-backed securities portfolio was the result of repricing adjustable rate securities and a general slowing of repayment activity. No mortgage-backed securities were purchased during the first half of 1997 or 1996.

The increase in cost of funds is primarily the result of repricing of savings deposits. The cost of such deposits increased to 2.34% in 1997 as compared to 2.09% in 1996. Management believes the Bank is positioned competitively from a deposit rate standpoint.


Non-Interest Income
-------------------

Income from real estate development increased to $749,000 for the fix months ended June 30, 1997 from a minimal loss of 1996. The 1997 income is due primarily to the sale of two commercial lots from one of the Company's development partnerships and the sale of the Company's interest in two development partnerships, each of which contained a single commercial lot.

Loan fees and service charges increased $120,000, or 15% during 1997 as compared to 1996. The improvement was primarily doe to increased service charges related primarily to the Bank's core deposit accounts.

Net gains from the sale of mortgage loans and mortgage-backed and investment securities declined to $156,000 in the first half of 1997 as compared to $549,000 during the first half of 1996. The reduction in gains was the result of lower sales volume of residential mortgage loans.


Provisions for Loan and REO Losses
----------------------------------

A provision of $505,000 was recorded during the first six months of 1997 for possible future losses related to foreclosed real estate. The majority of the provision, $470,000 was recorded in the second quarter of 1997. The provision relates to the two largest properties in foreclosed property.

A loan loss provision of $140,000 was recorded during the first six months of 1997. This compares to a provision of $220,000 recorded during the same period of 1996. The reduction is the result of management's ongoing analysis of the adequacy of the Bank's loan loss allowance.


Non-Interest Expenses
---------------------

Operating expenses remained relatively stable, increasing by $108,000 or 2% in the first half of 199 compared to the first half of 1996. Deposit premiums paid to the Federal Deposit Insurance Corporation declined $192,000 or 47% during the first six months of 1997 from the first six months of 1996 as a result of the recapitalization of the Savings Insurance Fund in late 1996. This reduction was offset by increases in compensation and benefits, which increased $167,000 between the first half of 1997 and 1996 due to general compensation increases and additional personnel in the lending area. Other expense increased $125,000 primarily due to legal costs incurred in the Bank's lawsuit involving the parcel of foreclosed real estate in Michigan.



                        LIQUIDITY AND CAPITAL RESOURCES

Liquidity is generally regarded as the ability to generate sufficient cash flow to meet all present and future funding commitments. The Bank's primary sources of funds, or liquidity, are deposits, amortization and prepayment of loan principal (including mortgage-backed and certain investment securities) operations and to a lesser extent, maturities of investment securities and the sale of available for sale securities.

The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating activities, investing activities, and financing activities. Operating activities consist of net income adjusted for non-cash activity, and generated or provided $867,000 in cash during first six months of 1997. This compares to cash of $670,000 provided during first six months of 1996. The primary differences between periods are increased net income and a decrease of $205,000 in accrued interest and other assets during 1997 compared to an increase of $428,000 during 1996.

Investing activities used $3.1 million in cash during 1997 and provided $923,000 in 1996. Loan originations for the portfolio net of principal repayments used $3.3 million during the first six months of 1997. Repayments exceeded originations by $4.5 million during the first six months of 1996. While loan originations have not increased significantly between 1997 and 1996, the volume of repayments, particularly of mortgage loans, was lower in 1997 than in 1996. Also, the Bank has increased its origination of loan products for portfolio,
both mortgage and non-mortgage.   Management continues to focus upon loan
portfolio growth.

A total of $2.5 million in available for sale securities were sold during 1997. There were no such sales during 1996. The 1997 sales consisted primarily of a $2.0 million U. S. Treasury that was within 30 days of maturity. The average outstanding balance of the available for sale portfolio increased approximately $3.0 million for the six months ended June 30, 1997 as compared to the six months period ended June 30, 1996.

Financing activities used $5.2 million in case during 1997, primarily due to a $7.1 million decline in deposits. Financing activities for the first six months of 1996 financing used $49,000 in cash. As noted earlier, the decline in deposits experienced during 1997 was primarily the result of a decline in intermediate termed (30 to 36 month) certificates of deposit. The focus of the Bank remains the generation of core deposits. Management believes the certificate of deposit pricing of the Bank is reasonable and competitive. The Bank did not attempt to match the higher rates offered on intermediate and a longer term certificates of deposits available in the marketplace and did experience a decline in these certificate of deposit classes. Deposit pricing is reviewed continually in light of market movements and the Bank's demand for funding sources.

The Bank had $2.0 million in borrowings at June 30, 1997. There were no borrowings at June 30, 1996. Management utilizes short term borrowings, such as the Federal Home Loan Bank open advance line, for short term financing needs.

                                 HOMECORP, INC.
                                 AND SUBSIDIARY


PART II.  OTHER INFORMATION
---------------------------


ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders (the "Meeting") of HomeCorp, Inc. was held on April 22, 1997. The matters approved by stockholders at the Meeting and the number of votes cast for, against, or withheld
     (as well as the number of abstentious and broker non-votes) as to each matter are set forth as follows:

PROPOSAL                                 NUMBER OF VOTES
--------                                 ---------------
                                                           BROKER
                                  FOR        WITHHELD     NON-VOTES
                                -------      --------     ---------
Election of the following
Directors for a 3-year term:
     Karl H. Erickson           956,076            839        -
     Robert C. Hauser           955,412          1,503        -
     Larry U. Larson            956,076            839        -

Directors continuing in their terms:
     Richard W. Malmgren
     David R. Rydell
     C. Steven Sjogren
     Adam A. Jahns
     Wesley E. Lindberg
     John R. Perkins

                                                            BROKER
                               FOR     AGAINST   ABSTAIN   NON-VOTES
Ratification of the          -------   -------   -------   ---------
Appointment of
Ernst & Young LLP
as auditors for
the fiscal year
ending 12/31/96              949,670      930      6,315        -


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          Index to Exhibits
          (11) Statement regarding computation of earnings per share (included in Note 3)

          (27)  Financial Data Schedule (attached)

     (b)  Reports on Form 8-K
          HomeCorp filed the following form 8-K during the quarter ended June 30, 1997.

          May 6, 1997 - The registrant issued a release on May 6, 1997 announcing the results of operations for the first quarter of 1997.

                                HOMECORP, INC.
                                AND SUBSIDIARY

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         HOMECORP, INC.
                                         --------------
                                         (Registrant)



Date:     August 14, 1997                /s/ C. Steven Sjogren
     -----------------------             ----------------------------
                                         C. Steven Sjogren
                                         President
                                         Chief Executive Officer



Date:     August 14, 1997                /s/ John R. Perkins
     -----------------------             -----------------------------
                                         John R. Perkins
                                         Executive Vice President
                                         Chief Financial Officer



Date:     August 14, 1997                /s/ Dirk J. Meminger
     -----------------------             -----------------------------
                                         Dirk J. Meminger
                                         Treasurer
                                         Chief Accounting Officer