Form 10-Q
period 1997-09-30
HOMECORP INC
filed 1997-11-12
CIK 857667

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                      ----------------------------------


                                   FORM 10-Q

(Mark One)

( x )  Quarterly Report under Section 13 or 15(d) of the Securities   Exchange
       Act of 1934 for the Period Ended September 30, 1997.

(   )  Transition Report under Section 13 or 15(d) of the Securities Exchange
       Act of 1934 for the Transition Period from ___ to ___.

Commission File Number:  0-18284
                         -------


                                 HOMECORP, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)


          Delaware                                           36-3680814
-------------------------------                     ----------------------------
(State of Other Jurisdiction of                            I.R.S. Employer
 Incorporation or Organization)                         Identification Number


   1107 East State Street, Rockford, IL                      61104-2259
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

As of September 30, 1997 there were 1,707,527 issued and outstanding shares of the Issuer's Common Stock.

                                HOMECORP, INC.
                                AND SUBSIDIARY

                                     INDEX

                                                                           Page
Part I.  Financial Information

     Item 1.  Financial Statements

              Balance Sheets as of September 30, 1997
              (unaudited) and December 31, 1996                                1

              Statements of Earnings
              (unaudited) for the three and nine months
              ended September 30, 1997 and 1996                                2

              Statements of Cash Flows
              (unaudited) for the three and nine months
              ended September 30, 1997 and 1996                                3

              Notes to Consolidated Financial Statements                       4


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operation                     6


Part II. Other Information

Item 6.  Exhibits and Reports on Form  8-K                                    14

Signatures


CONSOLIDATED BALANCE SHEETS (UNAUDITED)                                                    HOMECORP, INC.
(IN THOUSANDS)                                                                             AND SUBSIDIARY
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    September 30,     December 31,
                                                                                       1997               1996
                                                                                    -------------     ------------
ASSETS:

  Cash and cash equivalents:
    Cash and non-interest bearing deposits                                              $ 11,648         $ 13,959
    Interest bearing deposits                                                                178              181
    Federal funds sold                                                                         -                -
      Total cash and cash equivalents                                                     11,826           14,140


Securities available for sale, at fair value                                              11,729           12,497
Investment securities (approximate market value of
  $5,385 in 1997 and $5,471 in 1996)                                                       5,501            5,502
Mortgage-backed securities (approximate market value of
  $16,183 in 1997 and $18,577 in 1996)                                                    16,342           18,859
Federal Home Loan Bank Stock, at cost                                                      1,637            2,079

Loans receivable, net                                                                    261,917          259,140

Loans held for sale                                                                        2,190            1,872
Real estate acquired in settlement of loans                                                5,288            9,648
Investment in real estate developments                                                     3,738            5,095
Premises and equipment                                                                     3,604            3,869
Other assets, principally accrued interest                                                 3,105            3,123
------------------------------------------------------------------------------------------------------------------------------------
  Total Assets                                                                          $326,877         $335,824
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES:

Deposits                                                                                $299,148         $311,754
Borrowed funds                                                                             2,400                -
Advance payments by borrowers for taxes and insurance                                        526            1,330
Other liabilities                                                                          2,481            1,882
------------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                                                     $304,555         $314,966
------------------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:

  Preferred stock-Par Value $0.1; 1,000,000 share authorized;
    none outstanding                                                                           -                -
  Common stock-Par Value $.01; 5,000,000 shares authorized;
    1,707,527 and 1,128,779 shares issued and outstanding
    for 1997 and 1996.                                                                        17               11
  Paid-in capital                                                                          6,610            6,493
  Retained earnings                                                                       15,674           14,332
  Unrealized gain on securities available
    for sale net of taxes                                                                     21               22
------------------------------------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                                          $ 22,322          $20,858
------------------------------------------------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity                                          $326,877         $335,824
------------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)                             HOMECORP, INC.
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                       AND SUBSIDIARY
------------------------------------------------------------------------------------------
                                          Three Months Ended         Nine Months Ended
                                             September 30,             September 30,
                                          1997          1996         1997         1996
                                          ----          ----         ----         ----
INTEREST INCOME:
  Loans receivable                      $ 5,548       $ 5,524       $16,220     $16,172
    Mortgage-backed securities              249           297           799         946
  Securities available for sale             177           187           585         486
  Investment securities and other           131           126           541         569
------------------------------------------------------------------------------------------
    Total interest income                 6,105         6,134        18,145      18,173
------------------------------------------------------------------------------------------

INTEREST EXPENSE:
  Deposits                                3,657         3,678        10,878      11,032
  Borrowed Funds                             12            74            15          74
------------------------------------------------------------------------------------------
    Total interest expense                3,669         3,752        10,893      11,106
------------------------------------------------------------------------------------------
  Net interest income                     2,436         2,382         7,252       7,067
  Provision for loan losses                  80           175           220         395
------------------------------------------------------------------------------------------
    Net interest income after
      provision for loan losses           2,356         2,207         7,032       6,672
------------------------------------------------------------------------------------------

NON-INTEREST INCOME:
  Fees and service charges                  481           436         1,416       1,252
  Gain (loss) on sale of:
    Loans receivable                        139           181           303         729
    Securities available for sale             -             -            (9)          -

  Income from real estate developments      272           388         1,021         375
  Operations of real estate owned           120           120           361         351
  Other                                      21            22           142         106
------------------------------------------------------------------------------------------
    Total non-interest income             1,033         1,147         3,234       2,813
------------------------------------------------------------------------------------------

NON-INTEREST EXPENSE:
  Compensation and benefits               1,436         1,264         4,111       3,773
  Office occupancy and equipment            311           305           959         923
  Data processing                           223           232           644         673
  Federal deposit insurance premium         126           228           339         634
  SAIF special assessment                     -         2,043             -       2,043
  Other                                     517           539         1,536       1,434

  Provision for loss on foreclosed
    real estate                               -             -           505           -
------------------------------------------------------------------------------------------
    Total non-interest expense            2,613         4,611         8,094       9,480
------------------------------------------------------------------------------------------
Income before income taxes                  776        (1,257)        2,172           5
Income taxes                                295          (501)          830          (5)
------------------------------------------------------------------------------------------
Net income                              $   481       $  (756)      $ 1,342     $    10
------------------------------------------------------------------------------------------
Earnings per common and
  common equivalent share               $  0.26       $ (0.42)      $  0.74     $  0.01
                                        =======       =======       =======     =======

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)                       HOMECORP, INC.
(IN THOUSANDS)                                                         AND SUBSIDIARY
----------------------------------------------------------------------------------------
                                                                  Nine Months Ended
                                                                    September 30,
                                                                  1997           1996
                                                                  ----           ----
Cash flows from operating activities:
  Net income                                                    $ 1,342       $     10
  Adjustment to reconcile net income to
  net cash (used in) operating activities:
    Amortization of:
      Premiums and discounts on loans, and
      mortgage-backed and investment securities                      48            109
  Net (income)/loss from real estate developments                (1,021)          (375)
  Provision for loan losses                                         220            395
  Provision for loss on foreclosed real estate                      505              -
  Net (gain) loss on sale of:
    Loans receivable                                               (303)          (729)
    Securities available for sale                                     9              -
  Depreciation and amortization of premises and equipment           331            347
  Decrease (Increase) in loans held for sale                       (317)         3,148
  Increase (Decrease) in cash flows due to changes in:
      Accrued interest and other assets                              18           (454)
      Accrual for SAIF Special Assessment                             -          2,043
      Deferred taxes and other liabilities                          599            (46)

Total adjustments                                                    89          4,438
Net cash provided by (used in) operating activities               1,431          4,448

Cash flows from investing activities:
  Loan originations, net of principal payments on loans          (1,396)        (4,196)
  Purchases of:
    Loan participations                                          (3,304)        (5,202)
    Securities available for sale                                (6,526)        (6,997)
    Investment securities                                        (2,000)        (1,500)
    Certificates of deposit                                           -         (7,000)
    Premises and equipment                                          (66)          (147)
  Investment in foreclosed real estate                               25            (24)
  Investment in real estate developments                           (312)          (977)
  Principal payments on mortgage-backed securities                2,446          4,688
  Principal repayments of securities available for sale             771          1,086
  Proceeds from sales of:
    Securities available for sale                                 2,506              -
    Real estate developments                                          -             67
    Foreclosed real estate                                        4,382             61
  Proceeds from maturities of:
    Certificates of deposit                                           -          7,000
    Investment securities                                         2,000          2,500
    Securities available for sale                                 4,000          1,986
  Redemption of investments required by law                         442            172
  Distributions of income on real estate partnerships             2,690            147

Net cash provided by investing activities                         5,658         (8,336)

Cash flows from financing activities:
  Net increase (decrease) in borrowings                           2,400          8,300
  Net increase (decrease) in deposits                           (12,607)        (6,473)
  Net increase (decrease) in advance payments by
    borrowers for taxes and insurance                               804         (1,402)

Net cash used in financing activities                            (9,403)           425

Net increase (decrease) in  cash and cash equivalents            (2,314) (3,463)
Cash and cash equivalents at beginning of year                    14,140 10,412
Cash and cash equivalents at end of year                          11,826  6,949
Supplemental Cash and disclosures of cash flow information
  payment during the period for:
    Interest                                                      10,795 10,873
    Taxes                                                            256    240


                                HOMECORP, INC.
                                AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)   MANAGEMENT'S STATEMENT

      In the opinion of management the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of HomeCorp, Inc. and Subsidiary (the Company) at September 30, 1997 and December 31, 1996 and the results of operations and cash flows for the nine month periods ended September, 1997 and 1996. The Notes to the Consolidated Financial Statements which are contained in the 1996 Annual Report to Shareholders and incorporated by reference into the 1996 Form 10-K should be read in conjunction with these Consolidated Financial Statements.

(2)   SUBSEQUENT EVENT

      HomeCorp entered into a merger agreement with Mercantile Bancorporation of St. Louis, Missouri on October 29, 1997. The merger is structured as a tax-free exchange with HomeCorp shareholders receiving .4968 shares of Mercantile common stock for each share of HomeCorp common stock. The merger is subject to certain conditions including approval of HomeCorp shareholders and all appropriate regulatory authorities.

(3)   LOANS RECEIVABLE

      Following is a summary of loans receivable for the dates indicated:

                                                           Sept. 30,    Dec. 31,
      (In Thousands)                                         1997        1996
                                                           ---------   ---------
      Conventional first mortgage loans                    $162,590    $168,848
      Short-term construction and land loans                 17,226      15,243
      Commercial business loans                               8,502       6,243
      Auto and boat loans                                    54,946      53,325
      Home equity and improvement loans                      25,104      21,168
      Other consumer loans                                    1,062       1,298
                                                           --------    --------
            Total loans receivable, gross                  $269,430    $266,125


     Less:
     Loans in process                                  6,158        5,639
     Deferred loan origination costs                    (434)        (446)

     Unearned discount, principally on
       loans purchased                                   171          210
     Allowance for possible loan losses                1,618        1,582
                                                    --------     --------
         Total loans receivable net                 $261,917     $259,140
                                                    ========     ========

     Adjustable rate loans totaled $109.2 million and $100.9 million at September 30, 1997 and December 31, 1996, respectively. The Bank serviced first mortgage loans for other institutions approximating $164.0 million and $162.9 million at September 30, 1997 and December 31, 1996, respectively.

     The following summarizes activity in the allowance for loan losses for the three month periods indicated:

                                       Three Months Ended          Nine Months Ended
                                     Sept. 30,     Sept. 30,     Sept. 30,    Sept. 30,
(In Thousands)                          1997         1996          1997         1996
                                       ------       ------        ------      --------

Balance at beginning of period         $1,580       $1,365        $1,582       $1,175
Charge-offs                               (44)         (89)         (194)        (122)
Recoveries                                  2            1            10            4
Provision for possible loan losses         80          175           220          395
                                       ------       ------        ------       ------
Balance at end of period               $1,618       $1,452        $1,618       $1,452
                                       ======       ======        ======       ======

     Total impaired loans at September 30, 1997 were $1.8 million, all of which were in non-accrual status.

     In addition to residential and commercial mortgage loans and consumer loans 90 days or more delinquent at September 30, 1997, which totaled $347,000, two participating interests totaling $1.4 million were greater than ninety days delinquent. The participating interests represent interests in loans to a single borrower and are secured by multi-family properties located in Southern Wisconsin. The underlying borrower sold the properties on contract to an individual that ultimately declared bankruptcy. The properties have been cleared from the bankruptcy proceedings and the original borrower is completing a plan to return the loans to current status.

     A total of $73,000 in interest income was recognized during the first nine months of 1997 on impaired loans. A total of $63,000 was recognized on the two delinquent participations discussed above. An additional $85,000 of interest income would have been recognized had the nonaccruing impaired loans remained current. The average recorded investment in impaired loans during the nine months ended September 30, 1997 was approximately $2.4 million.

     The Bank has no restructured loans at September 30, 1997.


(4)  EARNINGS PER SHARE

     The Company's outstanding common shares have been adjusted for all periods presented to reflect the impact of the three-for-two stock split declared by the Board of Directors on April 22, 1997.

     Earnings per share for the three and nine months ended September 30, 1997 were computed by dividing net income by 1,803,275 and 1,800,640, the average number of common and common equivalent shares (using the treasury share method) outstanding, respectively. The Company's equivalent shares consist entirely of common stock options.

     Earnings per share for the three and nine months ended September 30, 1996 were computed by dividing net income by 1,763,308 and 1,761,700, the weighted average number of shares outstanding during the respective periods as adjusted for the dilutive effect of common stock options.


(5)  NEW ACCOUNTING PRONOUNCEMENT

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the three and nine months ended September 30, 1997 of $.02 and $.05, respectively. The impact is expected to result in an increase in primary loss per share of $.03 for the three months ended September 30, 1996. There is no expected impact upon the earnings per share for the nine months ended September 30, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.


(6)  FINANCIAL DATA SCHEDULE

     Prior period financial data schedules have not been restated to reflect the impact of the Company's three-for-two stock split declared by the Board of Directors on April 22, 1997.




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



                              FINANCIAL CONDITION

The Company's September 30, 1997 balance sheet reflects the continuing focus upon community banking. The consumer loan portfolio increased $5.3 million, or 7% during the first nine months of 1997 while the commercial business loan portfolio increased $2.3 million, or 36%. Consumer growth was largely due to increased equity lines of credit. The Bank has specifically promoted line usage to current customers as well as the origination of new lines. The Bank's indirect automobile loan portfolio increased approximately 1% during 1997. The reduced growth rate as compared to prior years is the result of increased principal repayments as the portfolio has seasoned as well as lower origination volumes which, it is believed, are the result of generally lower automobile sales in the Bank's market area. Growth was also generated in home equity and improvement loans, a result of targeted loan promotions during the first half of 1997. The Bank's involvement with the business community continues to provide steady growth in the commercial loan portfolio. Relationships established through business lending generally result in the Bank providing additional services as well, such as checking and related services.

The mortgage loan portfolio decreased $4.8 million, or 3% during the first nine months of 1997. Two participations totaling $3.6 million were repaid during 1997. Included with mortgage loans is the Bank's construction portfolio, which increased $952,000 in net outstanding balance during the nine months ended September 30, 1997. The Bank continues to sell all fixed interest rate one to-four family mortgage loans originated as well as certain adjustable rate loans.

Investment in real estate developments decreased $1.4 million during the first nine months of 1997 due to one real estate partnership distributing $2.5 million in undistributed earnings to the Bank's subsidiary during the third quarter. This partnership, containing developed residential and commercial land, represented the entire investment in real estate at September 30, 1997. The Company sold its interest in two real estate development partnerships during 1997 at a small gain. The partnerships each contained a single developed commercial lot.

Investment in foreclosed real estate decreased $4.4 million to $5.3 million due to the third quarter sale of a parcel of land located in Michigan. A provision for loss had been recognized for this parcel prior to third quarter.

Deposits of the Bank declined between September 30, 1997 and December 31, 1996. Declines were noted in most deposit areas and maturities except for short term certificates of deposit which increased $1.7 million. The Bank continues to focus upon the generation of what are considered core banking relationships.

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

                                     Three Months Ended     Nine Months Ended
                                        September 30,         September 30,
                                       1997       1996       1997       1996
                                       ----       ----       ----       ----

Mortgage loans                         8.36%      8.04%      8.26%      7.95%
Consumer loans                         8.28       8.38       8.16       8.28
Commercial loans                       9.65       9.32       9.40       9.33
Other earning assets                   6.04       5.89       6.04       5.79
                                       ----       ----       ----       ----
  Total interest-earning assets        8.09       7.85       7.95       7.72
                                       ----       ----       ----       ----

Deposits                               4.96       4.86       4.86       4.83
Borrowings                             5.44       5.64       5.48       5.64
                                       ----       ----       ----       ----
                                       4.96       4.88       4.86       4.83
                                       ----       ----       ----       ----
Interest rate spread                   3.13%      2.97%      3.09%      2.89%
                                       ====       ====       ====       ====
Net interest rate margin               3.23%      3.05%      3.18%      3.00%
                                       ====       ====       ====       ====

THREE MONTHS ENDED SEPTEMBER 30, 1997 VS 1996:

Net income totaled $481,000 during the third quarter of 1997. The third quarter of 1996 included a $2.0 million charge for the recapitalization of the Federal Deposit Insurance Corporation (FDIC) Savings Association Insurance Fund (SAIF). This charge, representing $1.2 million net of income taxes resulted in a loss of $756,000 during third quarter 1996.


Net Interest Income
-------------------

The Company's net interest margin increased to 3.23% during the third quarter of 1997 from 3.05% during third quarter 1996. The asset yield increased to 8.09% from 7.85% while the Company's cost of funds increased to 4.96% from 4.88%. The increased asset yield resulted from consumer loan portfolio growth and increased yields in the mortgage and commercial loan portfolios. Consumer originations continued to provide portfolio growth, while the equity line of credit portfolio provided an asset capable of immediately responding to changes in interest rates. The mortgage portfolio contains six month adjustable ARMS and construction loans which are both responsive to interest rate changes. The increased yield from the commercial loan portfolio was the result of higher yielding originations.

The increase in cost of funds is primarily the result of repricing of savings deposits, a decrease in core deposits, and competition in the Bank's market area for certificates of deposit.


Non-Interest Income
-------------------

Loan fees and service charges increased $44,000, or 10% in the third quarter of 1997 as compared to third quarter 1996. The improvement was primarily increased service charges due to the emphasis upon the Bank's core deposit base. Core deposits, such as checking and savings accounts tend to generate more fee income than time deposits.

Income from real estate development decreased to $272,000 for the three months ended September 30, 1997 from $388,000 during 1996. The 1997 income is due primarily to the sale of commercial lots from one development partnership in which the company is a partner. The remaining development partnership contains both single-family and commercial lots.

Net gains from the sale of mortgage loans and mortgage-backed and investment securities declined to $139,000 for the third quarter of 1997 from $181,000 during the third quarter of 1996. There were fewer loans originated and sold during 1997. This was due in large part to a general slowing of real estate sales in the Bank's primary market area. The Bank has recently initiated plans, both through the addition of personnel and expansion of residential loan products offered, to increase mortgage originations and sales. Mortgage loans originated for sale increased $1.5 million, or 20%, during the third quarter compared to second quarter.

Provisions for Loan Losses
--------------------------

A provision of $80,000 was recorded for loan losses during the three months ended September 30, 1997 as compared to $175,000 during the three months ended September 30, 1996. The reduction is based upon management's regular analysis of the adequacy of the loan loss allowance. This analysis considers current impaired loans, overall delinquencies, loss histories and general economic information.

Non-Interest Expenses
---------------------

Operating expenses excluding the one-time SAIF assessment increased by approximately 2% during third quarter 1997 from third quarter 1996. Deposit premiums paid to the Federal Deposit Insurance Corporation declined $103,000 during the third quarter of 1997 from the third quarter of 1996 as a result of the recapitalization of the SAIF Fund. This reduction was offset by increases in compensation and benefits, which increased due to general compensation increases and additional personnel in the lending area.


NINE MONTHS ENDED SEPTEMBER 30, 1997 VS 1996:

The Company generated $1.3 million in net income during the nine months ended September 30, 1997, representing an approximate 6% increase from the 1996 nine month income excluding the net impact of the SAIF assessment. The more significant improvements between periods were noted in income from real estate development and net interest income. These improvements were partially offset by a provision for losses on real estate owned of $505,000 and a reduction in gains from the sale of mortgage loans, investments, and mortgage-backed securities of $145,000.

Net Interest Income
-------------------

Net interest income totaled $7.3 million for the first nine months of 1997, an increase of 3% from $7.1 million in the prior year. The Company's net interest margin increased to 3.18% from 3.00%. The asset yield increased to 7.95% from 7.72% while the Company's cost of funds remained virtually unchanged, increasing to 4.86% from 4.83%. The increased asset yield resulted from consumer loan portfolio growth and increased yields in the mortgage and mortgage-backed securities portfolios. The increased yield from the mortgage-backed securities portfolio was the result of repricing adjustable rate securities and a general slowing of repayment activity earlier in the year. Repayments increased during the third quarter of 1997 and management anticipates these repayments to negatively impact mortgage-backed securities yields during the fourth quarter of 1997. No mortgage-backed securities were purchased during 1997 or 1996.

The increase in cost of funds is primarily the result of repricing of savings deposits.

Non-Interest Income
-------------------

Income from real estate development increased to $1.0 million for the nine months ended September 30, 1997 from $375,000 during 1996. The 1997 income is due primarily to the sale of two commercial lots from one of the Company's development partnerships and the sale of the Company's interest in two development partnerships, each of which contained a single commercial lot.

Loan fees and service charges increased $164,000, or 13% during 1997 as compared to 1996. The improvement was primarily due to increased service charges related primarily to the Bank's core deposit accounts.

Net gains from the sale of mortgage loans and mortgage-backed and investment securities declined to $294,000 in the first nine months of 1997 as compared to $729,000 during the first nine months of 1996. The reduction in gains was the result of lower sales volume of residential mortgage loans.


Provisions for Loan and REO Losses
----------------------------------

A provision of $505,000 was recorded during the first nine months of 1997 for possible future losses related to foreclosed real estate. The provision relates to the two largest properties in foreclosed property, one of which was sold during the third quarter of 1997.

A loan loss provision of $220,000 was recorded during the first nine months of 1997. This compares to a provision of $395,000 recorded during the same period of 1996. The reduction is the result of management's ongoing analysis of the adequacy of the Bank's loan loss allowance.


Non-Interest Expenses
---------------------

The 1996 expenses contained a one-time charge of $2.0 million to recapitalize the SAIF Fund.

Operating expenses remained relatively stable, increasing by $152,000 or 2% in the first nine months of 1997 compared to the first nine months of 1996. Deposit premiums paid to the Federal Deposit Insurance Corporation declined $295,000 or 47% during the first nine months of 1997 from the first nine months of 1996 as a result of the recapitalization of the Savings Insurance Fund in late 1996. This reduction was offset by increases in compensation and benefits, which increased $339,000 between the first nine months of 1997 and 1996 due to general compensation increases and additional personnel in the lending area. Other expense increased $102,000 primarily due to legal costs incurred in the Bank's lawsuit involving the parcel of foreclosed real estate in Michigan.

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

The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating activities, investing activities, and financing activities. Operating activities, consisting of net income adjusted for non cash activity, generated or provided $1.4 million in cash during first nine months of 1997. This compares to cash to $4.4 million provided during first nine months of 1996. The primary difference between periods is the change in the held for sale portfolio. The portfolio increased, requiring $317,000 in cash during 1997 while it decreased or provided cash of $3.1 million during 1996.

Investing activities provided $5.7 million in cash during 1997 and used $8.3 million in 1996. Loan originations for the portfolio net of principal repayments used $1.4 million during the first nine months of 1997 and $4.2 million during 1996. Loan originations decreased slightly in 1997 from the prior year while repayments increased. Given the general level of interest rates at September 30, 1997, management anticipates the repayments may continue above prior year levels through the remainder of 1997.

A total of $2.5 million in available for sale securities were sold during 1997. There were no such sales during 1996. The 1997 sales consisted primarily of a $2.0 million U. S. Treasury that was within 30 days of maturity.

A total of $4.4 million was received through the sale of real estate owned. The total consists primarily of the sale of a parcel of land in Michigan for $3.7 million.

A total of $2.5 million was received from a real estate partnership in which the Company is a general partner. The amount represents a distribution of accumulated earnings of the partnership.

Financing activities used $9.4 million in cash during 1997, primarily due to a $12.6 million decline in deposits. Financing activities for the first nine months of 1996 provided $425,000 in cash, largely due to $8.3 million in increased borrowings. Management believes the certificate of deposit pricing of the Bank is reasonable and competitive. The Bank did not attempt to match the higher rates offered on intermediate and longer term certificates of deposits available in the marketplace and did experience a decline in these certificate of deposit classes. Deposit pricing is reviewed continually in light of market movements and the Bank's demand for funding sources.

The Bank had $2.4 million in short term borrowings at September 30, 1997. Management utilizes short term borrowings, such as overnight federal funds line and Federal Home Loan Bank open advance line for short term financing needs.

There have been no material changes in the Company's interest rate position since December 31, 1996. Other types of market risk, such as foreign currency exchange risk and commodity price risk do not arise in the normal course of the Company's business.

                                 HOMECORP, INC.
                                 AND SUBSIDIARY


PART II.  OTHER INFORMATION
---------------------------


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          Index to Exhibits
          (11) Statement regarding computation of earnings per share (included in Note 4)

          (27)  Financial Data Schedule (attached)


     (b)  Reports on Form 8-K
          HomeCorp filed the following form 8-K during the quarter ended September 30, 1997.

          July 23, 1997 - The registrant issued a release announcing the results of operations for the second quarter of 1997 and financial position as of June 30, 1997.

                                HOMECORP, INC.
                                AND SUBSIDIARY

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 HOMECORP, INC.
                                 --------------
                                 (Registrant)



Date:  November 12, 1997        /s/ C. Steven Sjogren
     ------------------------   ------------------------
                                C. Steven Sjogren
                                President
                                Chief Executive Officer



Date:  November 12, 1997        /s/ John R. Perkins
     ------------------------   -------------------------
                                John R. Perkins
                                Executive Vice President
                                Chief Financial Officer



Date:  November 12, 1997        /s/ Dirk J. Meminger
     ------------------------   -------------------------
                                Dirk J. Meminger
                                Treasurer
                                Chief Accounting Officer